Form 10QSB
period 1996-06-30
OPEN PLAN SYSTEMS INC
filed 1996-08-14
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20743


                             OPEN PLAN SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


              Virginia                            54-1515256
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

         4299 Carolina Avenue,                        23222
    Building C, Richmond, Virginia                  (Zip Code)
(Address of principal executive offices)


                                 (804) 228-5600
                          (Issuer's telephone number)
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
__.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

         Common Stock, no par value - 4,384,933 shares as of August 14, 1996.

                             OPEN PLAN SYSTEMS, INC.

                                    Contents


PART I.                                                                              FINANCIAL INFORMATIONPAGE

Item 1.       Financial Statements
           Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                            1

           Statements of Income - Three months and six months                                          2
              ended June 30, 1996 and 1995 (unaudited)

           Statements of Cash Flows - Three months and six months                                      3
              ended June 30, 1996 and 1995 (unaudited)

           Notes to Financial Statements - June 30, 1996                                               5

Item 2.       Management's Discussion and Analysis of                                                  7
           Financial Condition and Results of Operations


PART II.                                                                                       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                        11

Item 2.       Changes in Securities                                                                    11

Item 3.       Defaults Upon Senior Securities                                                          11

Item 4.       Submission of Matters to a Vote of                                                       11
              Security Holders

Item 5.       Other Information                                                                        11

Item 6.       Exhibits and Reports on Form 8-K                                                         11


SIGNATURES



                             OPEN PLAN SYSTEMS, INC.

                                     PART I
                              FINANCIAL INFORMATION

                          Item 1: Financial Statements
                                 Balance Sheets


                                                               June 30,     December 31,
                                                                 1996          1995
                                                                 ----          ----
                                                             (Unaudited)



Assets
Current assets:
 Cash and cash equivalents                                   $10,513,186   $   241,564
 Trade accounts receivable, net                                3,476,515     3,091,607
 Inventories                                                   4,975,897     4,045,144
 Prepaids and other                                              315,846       360,345
 Deferred income taxes                                            17,000          --
                                                             -----------   -----------
Total current assets                                          19,298,444     7,738,660

Property and equipment, net                                    1,817,296       753,575
Advances to stockholders                                          22,141       377,663
Other                                                            184,244       139,587
                                                             -----------   -----------
Total assets                                                 $21,322,125   $ 9,009,485
                                                             ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                                              $   502,000   $      --
  Revolving line of credit                                          --       2,706,000
  Trade accounts payable                                         893,039       733,997
  Accrued and other liabilities                                  232,796       419,266
  Customer deposits                                              312,133       336,634
  Current portion of long-term debt
    and capital lease obligations                                175,171       182,666
                                                             -----------   -----------
Total current liabilities                                      2,115,139     4,378,563

Long-term debt and capital lease
  obligations, less current portion                              214,410       303,733
                                                             -----------   -----------
Total liabilities                                              2,329,549     4,682,296

Stockholders' equity:
   Common stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares -
     4,384,933 at June 30, 1996 and
     2,429,933 at December 31, 1995                           18,775,109     1,215,299
   Additional capital                                            136,971          --
  Retained earnings                                               80,496     3,111,890
                                                             -----------   -----------
Total stockholders' equity                                    18,992,576     4,327,189
                                                             -----------   -----------
Total liabilities and stockholders' equity                   $21,322,125   $ 9,009,485
                                                             ===========   ===========



See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                        Statements of Income (Unaudited)





                                         Three Months ended June 30        Six Months ended June 30
                                           1996             1995             1996            1995
                                           ----             ----             ----            ----

Net sales                              $  4,964,784    $  3,091,724    $ 10,544,833    $  7,666,049

Cost of sales                             3,312,564       2,084,333       6,907,661       5,168,184
                                       ------------    ------------    ------------    ------------
Gross profit                              1,652,220       1,007,391       3,637,172       2,497,865

Operating expenses:
  Selling and marketing                     802,133         428,359       1,482,484         926,508
  General and administrative                272,987         216,902         614,976         471,300
                                       ------------   -------------    ------------    ------------
                                          1,075,120         645,261       2,097,460       1,397,808
                                       ------------   -------------    ------------    ------------
Operating income                            577,100         362,130       1,539,712       1,100,057

Other (income) expense:
  Interest expense                           59,641          47,293         123,097          77,145
  Other, net                                (46,806)        (20,571)        (61,967)        (26,769)
                                       ------------   -------------    ------------    ------------
                                             12,835          26,722          61,130          50,376
                                       ------------   -------------    ------------    ------------
Income before income taxes                  564,265         335,408       1,478,582       1,049,681

Provision for income taxes                   22,000            --            22,000            --
                                       ------------    ------------    ------------    ------------
Net income                             $    542,265    $    335,408    $  1,456,582    $  1,049,681
                                       ============    ============    ============    ============


Pro forma income data (Note 6):
  Pro forma income before income taxes $    564,265    $    335,408    $  1,478,582    $  1,049,681
  Pro forma provision for income taxes      220,000         133,000         577,000         416,000
                                       ------------    ------------    ------------    ------------
  Pro forma net income                 $    344,265    $    202,408    $    901,582    $    633,681
                                       ============    ============    ============    ============

Pro forma earnings per common share    $       0.11    $       0.07    $       0.31    $       0.23
                                       ============    ============    ============    ============

Weighted average common shares
  outstanding                             3,137,294       2,723,467       2,918,386       2,724,997
                                       ============    ============    ============    ============


See accompanying notes.

                                         OPEN PLAN SYSTEMS, INC.

                                   Statements of Cash Flows (Unaudited)





                                                                     Three Months ended June 30      Six Months ended June 30
                                                                           1996         1995            1996           1995
                                                                           ----         ----            ----           ----
Operating activities
Net income                                                           $   542,265    $   335,408    $ 1,456,582    $ 1,049,681
Adjustments to reconcile net income
 to net cash provided (used)
 by operating activities:
   Provision for losses on receivables                                    (9,609)        22,027         12,963         30,439
   Depreciation and amortization                                          46,232         28,694         95,966         55,166
   Losses on disposal of property and equipment                            3,001          1,814          3,001          1,814
   Deferred income taxes                                                 (17,000)          --          (17,000)          --
   Deferred rent                                                          (7,575)        (9,417)       (16,854)       (18,835)
   Increase in cash surrender value of life
     insurance                                                            (4,169)       (10,662)       (35,302)       (21,324)
   Changes in operating assets and liabilities:
     Trade accounts receivable                                           526,439      1,290,892       (397,871)        48,626
   Inventories                                                          (638,169)      (278,045)      (930,753)       (92,825)
   Prepaids and other                                                     21,696        (17,842)        52,799        (43,842)
   Trade accounts payable                                                 92,873     (1,075,408)       159,042        180,943
   Customer deposits                                                      64,780         38,151        (24,501)      (231,668)
   Accrued and other liabilities                                         (16,091)       (58,298)      (169,614)        66,441
                                                                      ----------    -----------    -----------     ----------
Net cash provided by operating activities                                604,673        267,314        188,458      1,024,616




Investing activities
Proceeds from sale of property and equipment                              63,648           --           63,648           --
Purchases of property and equipment                                      (91,004)       (94,731)      (295,724)      (148,039)
Acquisition of equipment from Birum Corporation                         (428,612)          --         (428,612)          --
Other                                                                     (3,309)          --           (9,357)           572
                                                                      ----------    -----------     ----------      ---------
Net cash used in investing activities                                   (459,277)       (94,731)      (670,045)      (147,467)
                                                                      ==========    ===========     ==========      =========



                             OPEN PLAN SYSTEMS, INC.




                                                           Three Months ended June 30        Six Months ended June 30
                                                              1996             1995           1996              1995
                                                              ----             ----           ----              ----
Financing activities
Advances to stockholders                                 $   (185,167)   $   (170,583)   $   (305,652)   $   (241,108)
Repayment of advances to stockholders                            --              --            62,002            --
Net (repayments) borrowings on
  revolving line of credit                                 (4,000,000)         27,000      (2,706,000)         (7,000)
Principal payments on long-term debt
  and capital lease obligations                               (45,052)        (14,000)        (96,818)        (28,000)
Proceeds from sale of common stock                         17,559,810            --        17,559,810            --
Purchase of common stock                                         --           (15,000)           --           (15,000)
Distributions to stockholders                              (3,036,697)           --        (3,760,133)       (791,477)
                                                           ----------       ---------      ----------      ----------
Net cash (used) provided by financing
  activities                                               10,292,894        (172,583)     10,753,209      (1,082,585)
                                                           ----------       ---------      ----------      ----------
Increase (decrease) in cash and cash
  equivalents                                              10,438,290            --        10,271,622        (205,436)

Cash and cash equivalents at beginning
  of period                                                    74,896             700         241,564         206,136
                                                         ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period               $ 10,513,186    $        700    $ 10,513,186    $        700
                                                         ============    ============    ============    ============
Supplemental disclosures
  Interest paid                                          $     59,641    $     47,293    $    123,097    $     77,145
                                                         ============    ============    ============    ============

  Income taxes paid                                      $       --      $       --      $       --      $       --
                                                         ============    ============    ============    ============

Summary of noncash transactions
   Issuance of notes payable for equipment               $    502,000    $       --      $    502,000    $       --
                                                         ============    ============    ============    ============

   Distributions offset against advances to
     stockholders                                        $    183,303    $       --      $    590,872    $    156,293
                                                         ============    ============    ============    ============

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                    Notes to Financial Statements (Unaudited)

                                  June 30, 1996




1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation of its financial position at June 30, 1996 and results of operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. The results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996 or for any other interim period.

2. Inventories

Inventories are in two main stages of completion and consisted of the following:


                                            June 30,              December 31,
                                              1996                    1995
                                              ----                    ----
                                           (Unaudited)


Components and fabric                       $2,527,919              $2,103,176
Jobs in process and finished goods           2,447,978               1,941,968
                                            ----------              ----------
                                            $4,975,897              $4,045,146
                                            ==========              ==========
3. Indebtedness

The Company has a revolving line of credit agreement with a bank. On May 9, 1996, the maximum amount available under the line was increased to $5 million and the expiration date was extended to April 30, 1997. The Company was in compliance with all covenants under the agreement at June 30, 1996. No amounts were outstanding under this agreement at June 30, 1996.

4. Contingencies

The Company guarantees certain bank borrowings of five stockholders aggregating $205,734 at June 30, 1996. The loans were made to enable the individuals to purchase shares of the Company's common stock. These loans bear interest at the prime rate plus 1.50% and are scheduled to be fully paid by April 1999. The 75,000 shares of common stock held by these stockholders serve as collateral for the loans.

5. Income Taxes

Prior to the Company's initial public offering of common stock in June 1996, the Company had elected by consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal and state income taxes on its corporate income. Instead the Company's income was included in the income of its stockholders for federal and state income tax purposes. The Company revoked its S corporation election effective June 1, 1996. The undistributed balance of retained earnings of $136,971 as of June 1, 1996 has been reclassified to additional capital.

6. Pro Forma Information

The accompanying pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all periods presented.

Pro forma earnings per common share are based on the weighted average common shares outstanding for 1996 increased for the average number of shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the declared S Corporation distribution of $2,695,438 which was paid from the proceeds of the offering.

7. Acquisition of Equipment

On June 17, 1996, the Company purchased certain equipment from Birum Corporation. Total consideration amounted to approximately $930,000, including transaction costs. In connection with this purchase, the Company issued short-term, non-interest bearing notes payable to the seller in the amount of $502,000.

                     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         Since its inception in 1989, the Company has generated the majority of revenues from the sale of remanufactured Work Stations and to a lesser extent from the sale of "as-is" Work Stations and rentals. The Company's sales are highly dependent upon its network of Company-owned sales offices and sales personnel because the Company sells approximately 80% of its Work Stations directly to end-users. Sales from these offices have increased each year as the Company has added sales personnel, as these personnel have gained experience and as the Company has achieved greater consumer awareness and name recognition. Generally, branch sales offices do not generate significant sales in their first six months to one year of operation.

         The Company sells approximately 20% of its Work Stations through its dealer network. While the Company prefers to sell directly to the end-user through its own sales offices, it will continue to use dealers in non-exclusive relationships, in markets that are too small to support a sales office or in markets where it does not expect to be able to open a sales office in the near future. Selling through Company-owned sales offices rather than through dealers increases the Company's selling costs due to increased overhead and salesperson compensation expenses. However, the company believes that these increased costs are more than offset by the portion of the dealer gross profit margin captured by the Company. The Company believes that the fifty largest metropolitan areas in the United States are of sufficient size to support a Company sales office. A core component of the Company's growth strategy is to increase sales by opening new sales offices and adding additional sales personnel.

         Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. Since most of the Company's orders are shipped within three weeks of booking the order, the Company has no significant backlog of orders and forecasting short-term revenue levels is difficult. The Company uses temporary employees and other measures to increase production capacity during periods of higher sales while keeping its baseline operating expenses to a minimum during periods of lower sales.

Results of Operations
         The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                             Three Months Ended   Six Months Ended
                                                    June 30,          June 30,
                                             ------------------  -----------------
                                              1996       1995     1996       1995
                                              ----       ----     ----       ----

Net Sales ..............................      100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................       66.7      67.4      65.5      67.4
                                              -----     -----     -----     -----
Gross profit ...........................       33.3      32.6      34.5      32.6
Selling and marketing expenses .........       16.2      13.9      14.1      12.1

General and administrative expenses.....        5.5       7.0       5.8       6.2
                                              -----     -----     -----     -----

Operating income .......................       11.6      11.7      14.6      14.3
Other (income) expense .................        0.2       0.8       0.6       0.7
                                              -----     -----     -----     -----
Income before income taxes .............       11.4      10.8      14.0      13.7
                                              -----     -----     -----     -----
Provision for income taxes .............        0.0       0.0       0.2       0.0
Net income .............................       11.4%     10.8%     13.8%     13.7%
                                              =====     =====     =====     =====



     Comparison of Three and Six Months Ended June 30, 1996 and June 30, 1995

         Sales. Sales in the three months ended June 30, 1996 were $4,965,000, an increase of $1,873,000 or 60.6% over the same period in 1995. Sales for the first six months of 1996 were $10,545,000, an increase of $2,879,000 or 37.6% over the same period in 1995. The increases were primarily from increased same-office sales, an unusually large brokerage sale of $765,000 in April, 1996, and modest sales from two new offices. The two new offices, located in Chicago, Illinois and New York, New York, were opened during the fourth quarter 1995 and first quarter 1996, respectively, and replaced the two Florida offices which were closed in 1995. The two new offices performed at sales levels typical for new sales offices in their initial months of operation. The Company believes the increase in sales-office sales is the result of additional market penetration and an increase in the experience of its sales force. During the three month period ended June 30, 1996, the Company entered into lease agreements for additional sales offices in the Raleigh, North Carolina and Norfolk, Virginia areas. These offices are scheduled to be opened during the third quarter.

         Cost of Sales. The Company's cost of sales includes cost of raw materials (used Work Station components, new fabric, laminate, paint, and other materials, labor, supplies, freight, utilities, and other manufacturing related expenses.

         The increase in cost of sales for the second quarter of 1996 of $1,228,000 and $1,738,000 in the first six months of 1996 was primarily attributable to increased sales volume. In addition, the gross profit margin increased during the quarter to 33.3% from 32.6% in the same period last year. The gross margin for the first six months of 1996 was 34.5% compared to 32.6% for the same period in 1995. These increases were primarily attributable to economies of scale in purchases of component parts and in cost reductions realized in the Company's wood fabrication operations which were commenced in the fourth quarter of 1995.

         Component and fabric costs increased $689,000 or 63.8% for the quarter, and $1,638,000 or 31.7% for the first six months of 1996. As a percentage of sales, component and fabric costs increased from 34.9% to 35.6% for the quarter and from 34.7% to 35.1% in the first six months. The increase is due primarily to an unusually high sales mix of lower margin products such as casegoods and seating during the periods, which were partially offset by cost reductions in the wood fabrication facility.

         Remanufacturing costs increased $539,000 or 53.7% for the quarter and $650,000 or 25.9% for the first six months of 1996. Compensation costs, the largest single component of remanufacturing costs, increased $205,000 or 44.6% for the quarter and $389,000 or 39.4% for the first six months. Compensation as a percentage of sales decreased from 14.8% to 13.3% in the quarter and increased from 12.9% to 13.2% in the first six months of 1996. The decrease in the second quarter was primarily the result of increased manufacturing efficiencies and a resulting reduction of contract temporary employees. The increase for the first six months was primarily attributable to the additional employees added to staff the wood fabrication operations which commenced in the fourth quarter of 1995, and to staff a second shift in certain other departments of the Richmond facility. The increase in compensation related to the wood fabricating operation had the effect of lowering component costs as certain components were manufactured rather than purchased. While the manufacturing of these components resulted in increased compensation costs, the overall cost of sales for these components was reduced. The Company plans to expand this practice wherever production capabilities allow and cost savings can be achieved. The partial second shift, which was comprised almost entirely of temporary workers, was added in response to the additional demand for certain products and increased sales volume in the first quarter and was discontinued in April, 1996. Other remanufacturing costs increased $335,000 or 61.4% for the second quarter and $261,000 or 17.1% for the first six months of 1996 primarily as a result of increased sales volume. As a percentage of sales, these costs remained at 17.7% for the quarters and decreased from 19.8% to 17.1% for the six month period ended June 30, 1996.

         Selling and Marketing Expenses. The most significant selling and marketing expenses are salesperson compensation, advertising and other marketing expenses and rents. The Company compensates its salespeople through a combination of salaries, commissions and bonuses. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build name recognition and generate sales leads which may contribute to sales in later periods.

         During the second quarter and first six months of 1996, the Company continued to expand its marketing through increased advertising and expansion of its telemarketing efforts begun in 1995. Salesperson compensation increased $248,000 or 106.1% during the second quarter and $307,000 or 55.1% during the first six months. Advertising costs increased $69,000 or 93.7% during the quarter and $135,000 or 101.1% for the first six months of 1996, as the Company expanded advertising into the two new markets as well as continued advertising in existing markets.

         General and Administrative Expenses. General and administrative expenses include administrative salaries and related employee benefits, and legal and accounting fees. Total general and administrative expenses increased $56,000 or 25.9% for the quarter and $144,000 or 30.5% during the first six months of

1996, relating primarily to increased legal and accounting fees and increased administrative staffing to support increased sales volume.

         Other (Income) Expense. The Company has historically operated under a Line of Credit from Crestar Bank, Richmond, Virginia, that bears interest at the lesser of the Crestar Bank prime rate or the thirty day LIBOR plus 2.25%. The Company repaid all outstanding borrowings on the line in June, 1996 from the proceeds of its initial public offering. The Company also has obligations under long-term notes incurred in connection with the acquisition of manufacturing equipment. Interest expense decreased $27,000 or 57.0% during the second quarter of 1996 as a result of the retirement of all interest bearing short-term debt. Interest expense increased $46,000 for the first six months of 1996 versus the prior year period as a result of increased borrowings during the first five months of the year to support increases in inventory and accounts receivable. Interest income for the second quarter and first six months 1996 was $39,000, while the Company had no interest income in the second quarter or first six months of 1995.

Liquidity and Capital Resources
         Historically, the Company's working capital needs have been driven primarily by the growth associated with its rapidly expanding business. The Company's primary sources of liquidity have been cash generated from operations and borrowings under its Line of Credit from Crestar Bank. On May 9, 1996, the Company increased the maximum amount available under its Line of Credit to $5,000,000 and extended the expiration date to April 30, 1997. Borrowings on the Line of Credit bear interest at the lesser of the Crestar Bank prime rate or the thirty day LIBOR plus 2.25% and are secured by substantially all of the Company's assets. On June 10, 1996, the Company retired all borrowings on the Line of Credit with the proceeds from its initial public offering.

         Net cash provided by operating activities of $605,000 for the quarter ended June 30, 1996 and $188,000 for the six months ended June 30, 1996 was used primarily to fund increased working capital needs associated with sales growth. Trade accounts receivable and inventories increased $121,000 during the quarter ended June 30, 1996 and $1,316,000 during the six months ended June 30, 1996. Trade accounts receivable decreased $516,000 in the second quarter due primarily to the slower sales volume in the second quarter compared to the first quarter, 1996, and in part to a decrease in the accounts receivable collection period (the "Collection Period"). The Collection Period, computed by dividing ending accounts receivable by the average daily sales during the quarter, fell to 58 days at June 30, 1996 from 65 days at March 31, 1996, and 64 days at December 31, 1995. Since 1993, the Company's Collection Period has ranged from a low of 44 days to a high of 73 days, with an average of 56 days. The Company does not anticipate future credit losses to differ materially from historical percentages which since 1993 have averaged 0.5% of sales. Inventories for the six months ended June, 30, 1996 increased in line with the general increase in the Company's business. In addition, since prices of used furniture vary greatly in the marketplace based on seasonality and source, the Company generally purchases inventory when prices are favorable rather than based on target stocking levels. While this methodology may increase carrying costs somewhat, overall costs are generally reduced.

         Net cash used in investing activities was $459,000 for the quarter ended June, 30, 1996 and $670,000 for the first six months of 1996. During the quarter ended June 30, 1996, the Company acquired manufacturing equipment from Birum Corporation, a privately held furniture manufacturer, for $931,000, of which $429,000 was paid in cash in the second quarter of 1996 from proceeds of the Company's initial public offering. The purchase agreement provides for payments totaling $202,000 in the third quarter of 1996 and $300,000 in the fourth quarter of 1996, and does not provide for the payment of interest.

         Net cash was provided by financing activities was $10,293,000 for the second quarter of 1996 and $10,753,000 for the first six months of 1996. In the second quarter, 1996 the Company sold 1,955,000 shares of common stock at a price of $10.00 per share. Net proceeds from the offering (after deducting underwriting discounts and other offering related expenses) were $17,560,000. Historically, the Company has distributed a portion of its earnings each year to its shareholders to enable them to pay federal and state income taxes on their pro rata share of S Corporation income and to provide them with a return on their investment. The Company distributed $3,760,000 to shareholders in 1996. The Company revoked its "S Election" effective June 1, 1996 and will no longer make S Corporation distributions.

         As the Company implements its planned expansion, it will require more funds than it has historically needed. Management believes that the net proceeds of the initial public offering consummated during the second quarter, 1996 together with cash generated from operations and available borrowings under the Line of Credit, will provide adequate funds for the Company's anticipated needs, including working capital and expansion of sales offices and product lines, until the end of 1997. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they mature.

Impact of Inflation

         Inflation has not had a significant effect on the Company's operations.

                                    PART II
                               OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              Limitations on Dividends - Under the terms of the Company's revolving line of credit agreement, the payment of dividends shall not exceed 60% of the Company's net income.

Item 3.       Defaults upon Senior Securities

              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

              The  registrant  has included the following  exhibits  pursuant to
              Item 601 of Regulation S-B:

              Exhibit No.  Description
              -----------  -----------
                 11        Schedule Re: Computation of Per Share Earnings
                 27        Financial Data Schedule (filed electronically only)

              (b) Reports on Form 8-K:

                 None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         OPEN PLAN SYSTEMS, INC.
                                        ------------------------
                                         (Registrant)



Date: August 14, 1996                   /s/  Stan A. Fischer
                                        ----------------------
                                         Stan A. Fischer
                                         President



Date: August 14, 1996                  /s/  Gary M. Farrell
                                       -----------------------
                                          Gary M. Farrell
                                          Chief Financial Officer

                             OPEN PLAN SYSTEMS, INC.

                                 EXHIBIT INDEX


Exhibit No.         Description
   11               Schedule Re: Computation of Per Share Earnings
   27               Financial Data Schedule (filed electronically only)