Form 10QSB
period 1996-03-30
OPEN PLAN SYSTEMS INC
filed 1996-11-19
CIK 1011738

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended September 30, 1996

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the transition period from ______ to ______

                         Commission file number 0-20743


                             OPEN PLAN SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)


            Virginia                                   54-1515256
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

     4299 Carolina Avenue,                               23222
 Building C, Richmond, Virginia                        (Zip Code)
(Address of principal executive
            office)

                             (804) 228-5600
                       (Issuer's telephone number)

            -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

      Common Stock, no par value - 4,472,433 shares as of November 14, 1996.

                             OPEN PLAN SYSTEMS, INC.

                                    Contents


PART I. FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

        Balance Sheets - September 30, 1996 (unaudited) and
         December 31, 1995                                            1

        Statements of Income - Three months and Nine months           2
         ended September 30, 1996 and 1995 (unaudited)

        Statements of Cash Flows - Nine months                        3
         ended September 30, 1996 and 1995 (unaudited)

        Notes to Financial Statements - September 30, 1996            5

Item 2. Management's Discussion and Analysis of                       8
        Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                            14

Item 2. Changes in Securities                                        14

Item 3. Defaults Upon Senior Securities                              14

Item 4. Submission of Matters to a Vote of                           14
         Security Holders

Item 5. Other Information                                            14

Item 6. Exhibits and Reports on Form 8-K                             14


SIGNATURES

                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                                 Balance Sheets

                                                  September 30 December 31
                                                      1996        1995
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $9,554,080   $  241,564
  Trade accounts receivable, net                    3,585,814    3,091,607
  Inventories                                       5,384,895    4,045,144
  Prepaids and other                                  355,764      360,345
  Refundable income taxes                              85,500           --
  Deferred income taxes                                34,000           --
                                                  -------------------------
Total current assets                               19,000,053    7,738,660

Property and equipment, net                         2,281,262      753,575
Advances to stockholders                                   --      377,663
Other                                                 267,230      139,587
                                                  -------------------------
Total assets                                       $21,548,545  $9,009,485
                                                  =========================

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                                    $  300,000    $      --
  Revolving line of credit                                 --    2,706,000
  Trade accounts payable                              966,795      733,997
  Accrued and other liabilities                       323,427      419,266
  Customer deposits                                   373,920      336,634
  Current portion of long-term debt and capital
     lease obligations                                196,655      182,666

                                                  -------------------------
Total current liabilities                           2,160,797    4,378,563

Deferred income taxes                                  28,000           --
Long-term debt and capital lease obligations,
less current                                          150,815      303,733
  portion
                                                  -------------------------
Total liabilities                                   2,339,612    4,682,296

Stockholders' equity:
  Common stock, no par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares - 4,384,933 at
     September 30, 1996 and 2,429,933 at
     December 31, 1995                             18,775,109    1,215,299
  Additional capital                                  136,971           --
  Retained earnings                                   296,853    3,111,890
                                                  -------------------------
Total stockholders' equity                         19,208,933    4,327,189
Total liabilities and stockholders' equity         $21,548,545  $9,009,485
                                                  =========================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.


                        Statements of Income (Unaudited)



                                  Three Months ended        Nine Months ended
                                     September 30             September 30

                                   1996       1995           1996       1995
                                ---------------------    ----------------------

Net sales                       $4,401,537$3,382,018     $14,946,370$11,048,067
Cost of sales                    3,054,485 2,280,039       9,962,146  7,448,223
                               ---------------------      ---------------------
Gross profit                     1,347,052 1,101,979       4,984,224  3,599,844

Operating expenses:
  Selling and marketing            730,041   443,993       2,212,525  1,370,501
  General and administrative       390,087   262,029       1,005,063    733,329
                               ---------------------     ----------------------
                                 1,120,128   706,022       3,217,588  2,103,830
                               ---------------------     ----------------------
Operating income                   226,924   395,957       1,766,636  1,496,014
Other (income) expense:
  Interest expense                   7,458    32,538         130,555    109,683
  Interest income                 (140,402)   (5,009)       (187,418)   (22,508)
  Other, net                        (3,489)    5,630         (18,440)    (3,640)
                                ---------------------    ----------------------
                                  (136,433)   33,159         (75,303)    83,535
                                ---------------------    ----------------------
Income before income taxes         363,357   362,798       1,841,939  1,412,479

Provision for income taxes         147,000        --         169,000         --
                                ---------------------    ----------------------
Net income                       $ 216,357 $  362,798     $1,672,939 $1,412,479
                                =====================    ======================

Earnings per common share       $      .05
                                 ==========

Weighted average common shares    4,384,933
outstanding
                                 ==========


Pro forma income data (Note 5):
  Pro forma income before
     income taxes                           $ 362,798     $1,841,939 $1,412,479
                                                          ----------------------
  Pro forma provision for
     income taxes                             143,000        718,000    559,000
                                            ---------     ----------------------
  Pro forma net income                     $  219,798     $1,123,939 $  853,479
                                           ===========    ======================

  Pro forma earnings
     per common share                      $      .08     $      .33 $      .31
                                           ===========    ======================

  Weighted average common
     shares                                2,713,435       3,410,803  2,721,101
outstanding                                ===========    ======================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                      Statements of Cash Flows (Unaudited)




                                                       Nine Months ended
                                                         September 30
                                                        1996        1995
                                                     -----------------------
Operating activities
Net income                                            $1,672,939  $1,412,479
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for losses on receivables                   15,376      37,053
   Depreciation and amortization                        170,386      89,280
   Losses on disposal of property and equipment               --       1,814
   Deferred income taxes                                 (6,000)          --
   Deferred rent                                        (19,227)    (28,251)
   Increase in cash surrender value of life
     insurance                                          (53,006)    (31,986)
   Changes in operating assets and liabilities:
     Trade accounts receivable                         (509,583)   (546,303)
     Inventories                                     (1,339,751)   (683,506)
     Prepaids and other                                 (72,619)   (157,645)
     Trade accounts payable                             232,798     454,211
     Customer deposits                                   37,286    (240,478)
     Accrued and other liabilities                      (78,241)    137,737
                                                     -----------------------
Net cash provided by operating activities                50,358     444,405

Investing activities
Proceeds from sale of property and equipment             63,648           --
Purchases of property and equipment                    (842,400)   (296,913)
Acquisition of equipment from Birum Corporation        (417,321)          --
Other                                                   (73,008)     11,061
                                                     -----------------------
Net cash used in investing activities                (1,269,081)   (285,852)

                             OPEN PLAN SYSTEMS, INC.

                  Statements of Cash Flows (Unaudited) (continued)




                                                       Nine Months ended
                                                          September 30
                                                        1996       1995
Financing activities
Advances to stockholders                             $ (305,652)$ (356,610)
Repayment of advances to stockholders                    84,143    200,000
Net (repayments) borrowings on revolving line        (2,706,000)   771,000
of credit
Principal payments on notes payable, long-term
debt,                                                  (340,929)   (42,000)
  and capital lease obligations
Proceeds from sale of common stock                   17,559,810          --
Purchase of common stock                                      --   (144,902)
Distributions to stockholders                        (3,760,133)  (791,477)
                                                     -----------------------
Net cash provided (used) by financing activities     10,531,239   (363,989)
                                                     -----------------------
                                                     -----------------------

Increase (decrease) in cash and cash equivalents      9,312,516   (205,436)

Cash and cash equivalents at beginning of period        241,564    206,136
                                                     =======================
Cash and cash equivalents at end of period           $9,554,080 $      700
                                                     =======================
                                                     =======================

Supplemental disclosures
Interest paid                                        $  130,555 $  109,683
                                                     =======================
                                                     =======================

Income taxes paid                                    $  260,500 $       --
                                                     =======================

Summary of noncash transactions
Issuance of notes payable for equipment              $  502,000 $       --
                                                     =======================

Amounts offset against advances to stockholders:
  Distributions to stockholders                      $  590,872 $  156,296
                                                     =======================
                                                     =======================

  Purchase of common stock                           $       -- $   12,500
                                                     =======================


See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.


               Notes to Financial Statements (Unaudited) (continued)

                               September 30, 1996

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. The results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996 or for any other interim period.

2. Inventories

Inventories are in two main stages of completion and consisted of the following:

                                      September 30 December 31
                                          1996         1995
                                      -------------------------
                                      -------------------------
                                       (Unaudited)

Components and fabric                  $3,449,122  $2,103,176
                                      -------------------------
Jobs in process and finished goods      1,935,773   1,941,968
                                      -------------------------
                                      =========================
                                       $5,384,895  $4,045,144
                                      =========================

3. Contingencies

The Company guarantees certain bank borrowings of five stockholders aggregating $205,734 at September 30, 1996. The loans were made to enable the individuals to purchase shares of the Company's common stock. These loans bear interest at the prime rate plus 1.50% and are scheduled to be fully paid by April 1999. The 75,000 shares of common stock held by these stockholders serve as collateral for the loans.

4. Income Taxes

Prior to the Company's initial public offering of common stock in June 1996, the Company had elected by consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal and state income taxes on its corporate income. Instead the Company's income was included in the income of its stockholders for federal and state income tax purposes. The Company revoked its S-Corporation election effective June 1, 1996. The undistributed balance of retained earnings of $136,971 as of June 1, 1996 has been reclassified to additional capital.

5. Pro Forma Information

The accompanying pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all periods presented.

Pro forma earnings per common share are based on the weighted average common shares outstanding for 1996 increased for the average number of shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the declared S-Corporation distribution of $2,695,438 which was paid from the proceeds of the offering.

6. Acquisitions

On October 1, 1996, the Company acquired all of the outstanding common stock of Immaculate Eagle, Inc. (d/b/a TFM Total Facilities Management) ("TFM") for an aggregate purchase price of $5,250,000 (excluding transaction costs). TFM is located in Lansing, Michigan and is a specialized remanufacturer of panel systems produced by Haworth, Inc. Consideration for the acquisition consisted of cash of $3,937,500 and 87,500 shares of common stock valued at a price of $15 per share. The 87,500 shares will be held in escrow until October 1, 1998 as security for indemnification obligations of the former stockholders of TFM. Under the terms of the purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 is less than $15 per share (subject to certain adjustments), the Company will make a cash payment to the former stockholders equal to the difference between the closing sales price on that date and $15, multiplied times the 87,500 shares of common stock. The acquisition will be accounted for as a purchase and, accordingly, the operations of TFM will be included in the Company's financial statements from the date of acquisition.

On June 17, 1996, the Company purchased certain equipment from Birum Corporation. Total consideration amounted to approximately $920,000, including transaction costs. In connection with this purchase, the Company issued short-term, non-interest bearing notes payable to the seller in the amount of $502,000. The balance outstanding on these notes at September 30, 1996 was $300,000 and was fully repaid on October 17, 1996.

                             OPEN PLAN SYSTEMS, INC.



             Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview
      Since its inception in 1989, the Company has generated the majority of revenues from the sale of remanufactured Work Stations and to a lesser extent from the sale of "as-is" Work Stations and rentals. The Company's sales are highly dependent upon its network of Company-owned sales offices and sales personnel because the Company sells approximately 80% of its Work Stations directly to end-users. Sales from these offices have increased each year as the Company has added sales personnel, as these personnel have gained experience and as the Company has achieved greater consumer awareness and name recognition. Generally, branch sales offices do not generate significant sales in their first nine months to one year of operation.

      The Company sells approximately 20% of its Work Stations through its dealer network. While the Company prefers to sell directly to the end-user through its own sales offices, it will continue to use dealers in non-exclusive relationships, in markets that are too small to support a sales office or in markets where it does not expect to be able to open a sales office in the near future. Selling through Company-owned sales offices rather than through dealers increases the Company's selling costs due to increased overhead and salesperson compensation expenses. However, the Company believes that these increased costs are more than offset by the portion of the dealer gross profit margin captured by the Company. The Company believes that the fifty largest metropolitan areas in the United States are of sufficient size to support a Company sales office. A core component of the Company's growth strategy is to increase sales by opening new sales offices and adding additional sales personnel. In the third quarter of 1996, the Company began manufacturing a line of new workstations to be sold through the branch sales offices and its dealer network to supplement the traditional remanufactured product offerings.

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

Results of Operations
      The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                                   1996      1995         1996       1995
                                   ----      ----         ----       ----

Net Sales......................   100.0%    100.0%       100.0%     100.0%
Cost of sales..................    69.4      66.7         67.4       67.4
                                  -----     -----        -----      -----
Gross profit...................    30.6      32.6         33.3       32.6
Selling and marketing expernses    16.5      13.2          4.8       12.5
General and administrative
  expenses....................      8.9       7.7          6.7        6.6
                                  -----     -----         -----     -----
Operating income .............      5.2      11.7         11.8        3.5

Other (income) expenses ......     (3.1)      1.0          0.5        0.7
                                  -----     -----        -----      -----
Net income before income .....
    taxes ....................      8.3      10.7         12.3        2.8
Provision for income taxes ...      3.4     (1.1)          0.0        0.0

Net income ...................      4.9%    12.8%         10.7%      11.2%
                                   =====    =====         =====      =====




   Comparison of Three and Nine months Ended September 30, 1996 and
                       September 30, 1995

      Sales. Sales in the three months ended September 30, 1996 were $4,402,000, an increase of $1,020,000 or 30.3% over the same period in 1995. Sales for the first nine months of 1996 were $14,946,000, an increase of $3,898,000 or 35.3% over the same period in 1995. The increases were primarily from increased same-office sales, and modest sales from three new offices, as well as an unusually large brokerage sale of $780,000 in April, 1996. The new offices, located in Chicago, Illinois, New York, New York, and Raleigh, North Carolina were opened during the fourth quarter 1995, the first quarter 1996, and the third quarter 1996, respectively, and replaced the two Florida offices which were closed in 1995. The new offices performed at sales levels typical for new sales offices in their initial months of operation. The Company believes the increase in same-office sales is the result of additional market penetration and an increase in the experience of its sales force. An additional sales office in the Norfolk, Virginia area was opened in early October, 1996.

      Cost of Sales. The Company's cost of sales includes cost of raw materials (used Work Station components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. During the third quarter of 1996, the Company expanded its strategy of manufacturing component parts that had previously been purchased from third parties. In September 1996, the Company placed in service equipment purchased during the second quarter from Birum Corporation and commenced operations of its metal fabrication facility. This facility manufactures metal component parts used in the remanufacturing process and in the Company's line of new furniture.

      The increase in cost of sales of $774,000 for the third quarter of 1996 and $2,514,000 in the first nine months of 1996 was primarily attributable to increased sales volume. The gross profit margin decreased during the quarter to 30.6% from 32.6% in the same period last year. The gross margin for the first nine months of 1996 was 33.3% compared to 32.6% for the same period in 1995. The decrease in the third quarter was primarily the result of the costs associated with the establishment of the new metal fabrication facility. The increase for the first nine months of 1996 was mainly attributable to economies of scale in purchases of component parts and in cost reductions realized in the Company's wood fabrication operations that were commenced in the fourth quarter of 1995.

      Component and fabric costs increased $278,000 or 23.1% for the quarter, and $1,225,000 or 31.4% for the first nine months of 1996. As a percentage of sales, component and fabric costs decreased from 35.6% to 33.7% for the quarter and from 35.3% to 34.3% in the first nine months. The decreases are due primarily to cost reductions realized in the wood fabrication facility and to a lesser extent in the metal fabrication facility.

      Remanufacturing costs increased $496,000 or 46.1% for the quarter and $1,289,000 or 36.4% for the first nine months of 1996. Compensation costs, the largest single component of remanufacturing costs, increased $167,000 or 35.3% for the quarter and $640,000 or 45.1% for the first nine months. Compensation as a percentage of sales increased to 14.6% from 14.0% in the quarter and increased from 12.7% to 13.7% in the first nine months of 1996. The increases were due primarily to staffing of the wood and metal fabrication facilities that began operations in the fourth quarter, 1995 and third quarter, 1996 respectively. The Company believes that the costs associated with the operation of these facilities is more than outweighed by the reduction in materials costs which would otherwise be incurred. Other remanufacturing costs increased $329,000 or 54.7% for the third quarter and $649,000 or 30.3% for the first nine months of 1996 primarily as a result of expenses incurred in establishing the metal fabrication facility in the third quarter of 1996. As a percentage of sales, these costs increased to 21.2% from 17.8% for the quarter ended a year earlier, and decreased to 18.7% from 19.4% for the nine month period ended September 30, 1996.

      Selling and Marketing Expenses. The most significant selling and marketing expenses are salesperson compensation, advertising and other marketing expenses and rents. The Company compensates its salespeople through a combination of salaries, commissions and bonuses. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build name recognition and generate sales leads that may contribute to sales in later periods.

      During the third quarter and first nine months of 1996, the Company continued to expand its marketing through increased advertising and expansion of its telemarketing efforts begun in 1995. Salesperson compensation increased $183,000 or 69.0% during the third quarter and $407,000 or 49.9% during the first nine months as a result of additional personnel being added to the salesforce during 1996. Advertising costs increased $36,000 or 48.1% during the quarter and $171,000 or 82.1% for the first nine months of 1996, as the Company expanded advertising into the three new markets as well as continued advertising in existing markets.

      General and Administrative Expenses. General and administrative expenses consist primarily of administrative salaries and related employee benefits, and legal and accounting fees. Total general and administrative expenses increased $128,000 or 48.9% for the quarter and $272,000 or 37.1% during the first nine months of 1996, relating primarily to increased legal and accounting fees and increased administrative staffing to support increased sales volume.

      Other (Income) Expense. The Company has historically operated under a Line of Credit from Crestar Bank, Richmond, Virginia, that bears interest at the lesser of the Crestar Bank prime rate or the thirty day LIBOR plus 2.25%. The Company repaid all outstanding borrowings on the line in June 1996 from the proceeds of its initial public offering. The Company also has obligations under long-term notes incurred in connection with the acquisition of manufacturing equipment. Interest expense decreased $25,000 or 77.1% during the third quarter of 1996 as a result of the retirement of all interest bearing short-term debt. Interest expense increased $21,000 for the first nine months of 1996 versus the prior year period as a result of increased borrowings during the first five months of the year to support increases in inventories and accounts receivable. Interest income for the third quarter was $140,000 and $187,000 for the first nine months of 1996 compared to $5,000 and $23,000 respectively for the same periods in 1995. The increase was attributable to the investment of cash proceeds from the Company's initial public offering.

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

      Net cash provided by operating activities of $50,000 for the nine months ended September 30, 1996 was used primarily to fund increased working capital needs associated with sales growth. Trade accounts receivable and inventories increased $1,834,000 during the nine months ended September 30, 1996 Trade accounts receivable increased $494,000 during the nine month period due primarily to increased sales volume and an increase in the accounts receivable collection period (the "Collection Period"). The Collection Period, computed by dividing ending accounts receivable by the average daily sales during the quarter, rose to 66 days at September 30, 1996 from 58 days at June 30, 1996, and 64 days at December 31, 1995. Since 1993, the Company's Collection Period has ranged from a low of 44 days to a high of 73 days, with an average of 56 days. The Company does not anticipate future credit losses to differ materially from historical percentages which since 1993 have averaged 0.5% of sales. Inventories for the nine months ended September 30, 1996 increased in line with the general increase in the Company's business. In addition, since prices of used furniture vary greatly in the marketplace based on seasonality and source, the Company generally purchases inventory when prices are favorable rather than based on target stocking levels. While this methodology may increase carrying costs somewhat, overall costs are generally reduced.

      Net cash used in investing activities was $1,269,000 for the first nine months of 1996, which was primarily associated with additional investments in property and equipment. On June 17, 1996, the Company acquired manufacturing equipment from Birum Corporation, a privately held furniture manufacturer, for $920,000 (including transaction costs), of which $417,000 was paid in cash in the second quarter of 1996 from a portion of the proceeds of the Company's initial public offering. The purchase agreement provided for payments totaling $202,000 in the third quarter of 1996 and $300,000 in the fourth quarter of 1996, and did not provide for the payment of interest. As of September 30, 1996, $300,000 remained outstanding under the terms of the agreement which was repaid on October 17, 1996.

      Net cash provided by financing activities was $10,531,000 for the first nine months of 1996. In the second quarter of 1996 the Company sold 1,955,000 shares of common stock at a price of $10.00 per share. Net proceeds from the offering (after deducting underwriting discounts and other offering related expenses) were $17,560,000. Historically, the Company has distributed a portion of its earnings each year to its shareholders to enable them to pay federal and state income taxes on their pro rata share of S Corporation income and to provide them with a return on their investment. The Company distributed $3,760,000 to shareholders in 1996. The Company revoked its "S Election" effective June 1, 1996 and will no longer make S Corporation distributions.

      As the Company implements its planned expansion, it will require more funds than it has historically needed. Management believes that the net proceeds of the initial public offering consummated during the second quarter of 1996 together with cash generated from operations and available borrowings under the Line of Credit, will provide adequate funds for the Company's anticipated needs, including working capital and expansion of sales offices and product lines, until the end of 1997. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they mature.

Impact of Inflation

      Inflation has not had a significant effect on the Company's operations.

                             OPEN PLAN SYSTEMS, INC.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         The registrant has included the following exhibits pursuant to Item 601 of Regulation S-B.

          Exhibit No. Description                                Page No.
          ----------------------------------------------------------------

              11      Schedule  Re:  Computation  of  Per  Share    10
                      Earnings

              27      Financial     Data     Schedule     (filed    11
                      electronically only)

         (b)  Reports on Form 8-K:

      On July 2, 1996, the Company filed a Form 8-K related to its acquisition of certain assets of Birum Corporation.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           OPEN PLAN SYSTEMS, INC.
                                     -------------------------------------
                                                 (Registrant)



Date:   November 14, 1996                    /s/ Stan A. Fischer
                                     -------------------------------------
                                                 Stan A. Fischer
                                                 President



Date:   November 14, 1996                    /s/ Gary M. Farrell
                                     -------------------------------------
                                                  Gary M. Farrell
                                                  Chief Financial
                                                  Officer

                             OPEN PLAN SYSTEMS, INC.


                                  EXHIBIT INDEX


         Exhibit No. Description
         -------------------------------------------------------
         -------------------------------------------------------

         11          Schedule  Re:  Computation  of  Per  Share
                     Earnings

         27          Financial     Data     Schedule     (filed
                     electronically only)

                             OPEN PLAN SYSTEMS, INC.


                      EXHIBIT 11 - STATEMENT RE:COMPUTATION
                              OF PER SHARE EARNINGS


                              Three Months ended            Nine Months ended
                                 September 30                 September 30
                              1996          1995             1996        1995
                           -------------------------    ------------------------

Weighted average shares
  outstanding during
  the period                4,384,933     2,443,891      3,256,356    2,451,557


Average number of shares
  assumed outstanding
  during the period
  approximating the
  number of shares sold
  (at the initial offering
  price of $10) to fund
  the final S-Corporation
  distribution                   --         269,544        154,447      269,544
                         ---------------------------    ------------------------

Total                        4,384,933     2,713,435     3,410,803    2,721,101
                         ===========================    ========================


Net income used in
  earnings per common
  share calculation          $ 216,357
                         ==============


Earnings per common
  share                      $     .05
                         ==============


Pro forma net income used in
  earnings per common share                $ 219,798    $1,123,939    $ 853,479
  calculation
                                       =============    ========================


Pro forma earnings per
 common share                          $         .08     $     .33   $      .31
                                       =============    ========================