Form 10KSB
period 1996-12-31
OPEN PLAN SYSTEMS INC
filed 1997-03-27
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year Ended December 31, 1996

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 0-20743

                             OPEN PLAN SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Virginia                               54-1515256
       (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)               Identification No.)

     4299 Carolina Avenue, Building C                      23222
            Richmond, Virginia                          (Zip Code)
 (Address of Principal Executive Offices)

                                 (804) 228-5600
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act: None.

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $22,398,000.

         The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 14, 1997 was $16,994,079.

         The number of shares of Common Stock outstanding as of March 14, 1997, was 4,472,433.

         Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (to be filed) is incorporated by reference into
Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


                                     PART I

                                                                                                          Page
                                                                                                          ----

Item 1            Description of Business.................................................................  1

Item 2            Description of Property.................................................................  7

Item 3.           Legal Proceedings.......................................................................  7

Item 4.           Submission of Matters to a Vote of Security Holders.....................................  7


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters................................  8

Item 6.           Management's Discussion and Analysis or Plan of Operation...............................  9

Item 7.           Financial Statements.................................................................... 14

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................................................. 29


                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act....................................... 29

Item 10.          Executive Compensation.................................................................. 29

Item 11.          Security Ownership of Certain Beneficial Owners and Management.......................... 29

Item 12.          Certain Relationships and Related Transactions.......................................... 29

Item 13.          Exhibits, List and Reports on Form 8-K.................................................. 30


                                     PART I

Item 1.           Description of Business

         Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company restores, remanufactures, manufactures and markets modular office Work Stations. The Company operates remanufacturing facilities in Richmond, Virginia and Lansing, Michigan, and manufactures its own line of Work Stations at its Richmond, Virginia facility.

The Office Furniture Industry

         The trend in the office furniture industry for the past twenty years has been away from a simple desk and file design to a sophisticated Work Station design because of the flexibility and productivity advantages that such Work Stations provide. Work Stations have become more sophisticated as the usage of computers and telecommunications equipment has increased in modern offices.

         The Company competes in the office furniture industry with national and regional manufacturers of new office furniture and with local and regional remanufacturers of used office furniture. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller") and Haworth, Inc. ("Haworth") constitute the dominant manufacturers, collectively representing approximately two-thirds of the installed base of Work Stations. Each of these manufacturers has created a unique system for connecting panels, power and telecommunications raceways, resulting in virtually no interchangeability between products of different manufacturers. Each manufacturer's Work Stations provide for several hundred variations. In recent years, more sophisticated telecommunications, power distribution and wire management elements have been added to Work Stations as computer usage has increased in offices. With respect to independent remanufacturers of used Work Stations, the Company believes that the vast majority of such remanufacturers are local operations serving a single city or metropolitan area from a single sales office.

         Since the mid-1980s, end-users with existing Work Stations have had four primary options when considering changes in their existing Work Stations:
(i) acquire upgraded power components, new fabric and panel trim from the Work Station manufacturer to be retrofitted on existing Work Stations, frequently during installation in a new facility; (ii) acquire new Work Stations from a manufacturer or dealer while disposing of existing furniture and Work Stations to a broker or remanufacturing company; (iii) acquire remanufactured Work Stations while disposing of the old furniture and Work Stations to brokers or the remanufacturer; and (iv) acquire "as is" Work Stations.

         The business of remanufacturing Work Stations has grown steadily over the past several years. The Company believes this growth is principally due to the greater availability of high quality remanufactured Work Stations at prices substantially below manufacturers' retail list prices for new Work Stations, thereby providing end-users with substantial value. In addition, the growth of the remanufacturing business has been assisted by the increased availability of used Work Stations for remanufacturing. Used Work Stations have become more readily available in recent years due to an increased base of installed Work Stations and corporate events such as mergers, acquisitions, divestitures, downsizings and relocations. The adoption of recycling programs or policies by businesses has also been a major factor leading to increased demand for remanufactured Work Stations.

Overview of the Company's Operations

         The Company's primary business to date has been the remanufacture of modular office Work Stations. The Company purchases used Work Stations from end-users, brokers and dealers and transports the Work Stations to its facilities in Richmond, Virginia and Lansing, Michigan. The Work Stations are disassembled, inventoried by component parts and stored. The Company then restores the used Work Stations through the remanufacturing process to meet customers' needs. Remanufacturing usually includes sanding, painting, laminating, reupholstering and updating electrical components. In addition to the remanufacture of used Work Stations, the Company in 1996 began to manufacture its own line of new Work Stations as part of its growth strategy. See "- Products" below. As a result of its increased manufacturing capacity, the Company also has increased its ability to manufacture new component parts for installation in its remanufactured Work Stations.

         The Company's design staff works with customers to maximize available office space through customized space plans. Customers are able to choose from among several colors of laminate and paint and over 1,000 different fabrics. After the initial sales call, the Company responds to the customer's needs with a proposal which includes a computer aided design of the space, the number of Work Stations and the cost, typically within 72 hours. Once a purchase order is received, the fabric selected by the customer is applied to the panels, and the various components of the Work Stations are assembled for shipping. The Work Stations sold by the Company's direct sales force are installed at the customer's offices by the Company's employees or by approved outside installers giving the Company control over the entire process. The Company's large inventory of disassembled component parts permits shipping generally within three weeks of receiving a purchase order. The Company believes that its ability to provide high quality Work Stations at discounted prices, coupled with its emphasis on superior customer service through its design staff and Company trained or approved installers, gives it a competitive advantage over manufacturers and other remanufacturers of Work Stations.

         The Company's Richmond, Virginia and Lansing, Michigan facilities include all of the equipment required to remanufacture Work Stations including closed and open painting and drying booths as well as sanding, woodworking and reupholstering equipment. Plant layout has been designed to facilitate the most efficient flow of materials and streamline the remanufacturing process through disassembly, storage, remanufacturing and shipping. Quality control for the remanufactured products occurs at various stages during the remanufacturing process including the final quality control verifications at shipment and upon installation. The Company's own line of private label Work Stations is manufactured in its Richmond, Virginia, facility. The Company no longer conducts limited finishing and assembly operations at its facility in Atlanta, Georgia.

         Open Plan sells Work Stations primarily through a network of twelve Company-owned direct sales offices. The Company believes that each of the fifty largest metropolitan areas of the United States will support a sales office. In marketing its products, the Company utilizes several innovative programs, including its asset banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases.

Products

         The Company's principal product to date has been remanufactured Herman Miller Work Stations. However, with the October 1996 acquisition of Immaculate Eagle, Inc., d/b/a TFM Remanufactured Office Furniture ("TFM"), a privately-held regional manufacturer of Work Stations based in Lansing, Michigan, the Company is now able to remanufacture panel systems produced by Haworth, the nation's third largest manufacturer of new office Work Stations.

         The Company believes that Work Stations offer significant advantages over the traditional desk, free-standing file and permanent drywall dividers common to historical office layouts. Work Stations enable businesses to house more people in a given space than previously was possible because Work Stations combine moveable panels, work surfaces, storage units, lighting and electrical distribution combined into a single integrated unit. The end result is less square feet of office space per worker and, therefore, lower facility costs per employee.

         Work Stations often are acoustically treated to provide conversational privacy required by closer quarters. Because Work Stations usually are lower than ceiling height, lighting, heating, ventilation and air conditioning are not confined to individual spaces, allowing distribution among more workers which reduces building and operating costs per employee. Work Stations incorporate electrical circuitry necessary to operate computers and telecommunications equipment. The Company's Work Stations meet the safety standards established by Underwriters Laboratories. The Company believes it is one of only a few remanufacturers whose Work Station components are listed with Underwriters Laboratories.

         Manufacturers and remanufacturers customize Work Stations to accommodate specific job functions. Each manufacturer offers its Work Stations with or without power access in a variety of panel heights, widths, paint colors and fabrics. Work surfaces, drawer and file pedestals, storage components and accessories are offered with various size and finish options.

         The core of the Work Station is a panel two inches thick with widths varying from 12 inches to 60 inches. Heights vary from 34 inches to 96 inches. The panel frame may be covered with a laminated surface or, most frequently, fabric over an acoustical batting to which removable, slotted steel side rails and top caps are attached to accommodate the customized interconnection of panels and the hanging of work surfaces or other components. Electrical outlets and space for telephone and computer cables are provided by removable raceways of metal and plastic attached at the base of the panel.

         The Company currently offers office chairs, desks and other case goods from various manufacturers. In addition, with the June 1996 purchase of certain assets from Birum Corporation, a Michigan City, Indiana manufacturer of modular office products, the Company has introduced its own newly-manufactured private label Work Stations which it intends to market and sell through selected office products dealers.

Inventory

         The number of installed Work Stations has increased steadily over the past twenty years and is now believed to exceed 19 million. The gradual aging of this installed base of Work Stations has resulted in the increased availability of used Work Stations for remanufacturing. The Company continuously seeks opportunities to purchase used Work Stations throughout the United States through competitive bids or private negotiations with end-users, brokers and dealers.

         Manufacturers of new Work Stations have developed trade-in programs to assist their dealers in encouraging their customers to purchase the most current products. Trade-ins also have been used to entice customers of dealers and manufacturers to trade-in a competitor's Work Stations for new Work Stations of the manufacturer. While each manufacturer has a slightly different approach to the trade-in market, each manufacturer frequently contacts a list of brokers or remanufacturers, such as the Company, to solicit the highest bid for the entire inventory.

         At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its facilities where the Company determines whether the parts should be cleaned and sold as part of its "as is" sales program or remanufactured and stored as inventory and sold thereafter. The Company strives to ship its customers' orders in three weeks or less. The Company also has the ability to purchase or produce new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts. The Company believes its ability to opportunistically acquire used Work Stations at attractive prices and hold them for future sale gives it a competitive advantage over other remanufacturers with less capital to do the same.

         The Company utilizes a computerized inventory control system which serves its sales, production, shipping and accounting functions. The system enables the Company to continually monitor its inventory of component parts, to determine its needs for additional purchases of used Work Stations, to track its work in process and to facilitate the prompt delivery of remanufactured Work Stations to its customers.

Distribution

         Sales Offices. The Company currently operates twelve sales offices in the metropolitan areas of Richmond, Washington D.C./Baltimore, Atlanta, Charlotte, Nashville, Chicago, New York, Philadelphia, Raleigh, Norfolk, Lansing and Detroit. The Company believes that marketing and distributing its Work Stations through a direct sales force located in geographically dispersed sales offices gives it a competitive advantage over independent remanufacturing competitors who are typically local companies with limited sales and distribution capacity outside of their immediate market area. Approximately 80% of Open Plan's sales historically have been made to end-users by the Company's own sales representatives. The Company intends to open additional sales offices as conditions permit.

         Marketing and distributing its Work Stations through its own sales staff allows the Company to eliminate the costs and additional price mark-up associated with wholesale distribution, as well as enabling the Company to retain direct control and oversight of its products and the selling process. A direct sales force also permits the Company to deliver quality service to each customer through its design and installation programs.

         Dealer Network. In addition to its own sales staff, the Company maintains a dealer network in those markets that are not sufficiently developed to support a sales office or in larger markets where the Company does not yet have a sales office. The dealer network allows the Company to market Work Stations on a cost-effective basis to a large number of businesses which may not be reached by the Company's sales representatives. Approximately 20% of Open Plan's sales historically have been made through dealers. The Company believes that its limited dealer network complements its strategy of expanding revenues through its own sales offices. All dealer agreements are non-exclusive and may be terminated at any time, which gives the Company the ability to establish a sales office as soon as a market becomes capable of supporting an office.

         "As Is" Sales. A small but profitable portion of Open Plan's sales is made to brokers, end-users and others who buy used Work Stations from the Company on an "as is" basis. The Company's "as is" program involves the selective purchase of used Work Stations in good condition that do not require substantial repair or other alteration. The Company sells "as is" Work Stations at prices that are typically 20% of the retail list price for new Work Stations. The "as is" program appeals to customers seeking sizable quantities of quality Work Stations at "budget" prices.

Sales and Marketing

         General. The Company's sales and marketing strategy relies primarily upon producing quality products at competitive prices and providing superior customer service. Each sales office advertises through direct mail, billboards, newspapers, business magazines and journals. Direct mailing to targeted professional groups as well as mailings prior to and following trade shows have resulted in large sales to several new customers. The Company often uses booth displays at trade shows for national organizations of purchasing managers, facility managers, interior designers, architects and local business groups. The Company is firmly committed to advertising and constantly re-evaluates the most efficient means of reaching prospective customers.

         The Company's marketing also emphasizes its commitment to recycling. Through its remanufacturing process, the Company recycles several million pounds of office systems furniture each year that might otherwise be deposited in landfills. Some companies have adopted recycling policies or programs that require those businesses to purchase recycled products in varying quantities. Because the Company's remanufactured Work Stations are a recycled product, the Company may have a marketing advantage over manufacturers of new Work Stations.

         Asset Banking. The Company developed its asset banking program in 1994 as a means to offer additional services to larger middle market and Fortune 500 businesses who reconfigure, dismantle and warehouse large quantities of Work Stations as an ongoing part of their operations. The asset banking program allows businesses to trade-in used Work Stations by "depositing" them with the Company in exchange for a "credit" based on current list prices of new Work Stations toward future purchases of the Company's remanufactured Work Stations. Work Stations "deposited" by customers become part of the Company's inventory of used Work Stations that can be remanufactured and are not expected to be returned to the customer. When a business with a "credit" chooses to purchase Work Stations at then-prevailing prices, the customer can make a complete or partial "withdrawal" from its account to pay for the Work Stations. The customer has the option to receive cash rather than a "credit" toward a Work Station purchase. The effect of the program is to make a customer's used Work Stations a renewable asset. The program eliminates the customer's inventory, storage and maintenance costs for Work Stations not in use, while at the same time positioning the Company for a future sale and increasing the Company's inventory which can be immediately remanufactured and sold. The Company also provides value-added services, such as design and project management, without charge to the customer to enhance the attractiveness of the program. The Company is currently able to offer both Herman Miller and Haworth Work Stations as a result of the Company's recent expansion into the Haworth product line, thereby expanding the availability and attractiveness of the program to more prospective purchasers of Work Stations.

         Rental Program. The Company's rental program offers a cost-effective alternative to ownership of Work Stations which the Company believes could become a significant source of revenue in the future. Under the rental program, the Company rents Work Stations for a minimum term of six months. Rates charged by the Company vary with the term of the rental, with higher rates being charged for terms of less than one year. Rent payments typically are due monthly from customers during the term of the rental. Upon expiration of the term of the rental, the Work Stations are returned to the Company and can be rented again or remanufactured and sold for an additional profit. The rental program is an attractive alternative for those customers with capital spending constraints. In addition, customers who wish to evaluate long-term furniture requirements are able to defer a commitment to purchase Work Stations while meeting their short-term requirements for office furniture. To date, substantially all of the Company's rentals have been of "as is" Work Stations, although the Company is planning to expand its rentals of remanufactured Work Stations. The rental program has not contributed significantly to the Company's past revenues due to the limited number of rentals which have occurred to date under the program.

         Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking." The Company believes that its asset banking program should be very attractive to the government due to the large inventories of excess and aging Work Stations held by the government.

Customers

         The Company's customers range from small businesses to Fortune 500 companies. The typical size of a customer order is ten Work Stations or approximately $25,000. Profit margins on smaller orders by small to mid-sized customers are greater than on larger orders by Fortune 500 companies due to volume discounts provided by manufacturers of new Work Stations on large orders, which the Company is required to meet to compete for such orders. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 1996, the largest customer accounted for less than 6% of sales. The loss of any one customer would not have a material adverse effect on the Company.

Competition

         The Company experiences intense competition in both the purchase of used Work Stations and the sale of remanufactured and "as is" Work Stations. In purchasing used Work Stations, the Company competes with manufacturers, dealers, brokers and other remanufacturers. The competition between remanufacturers and either manufacturers or dealers generally takes place in connection with trade-ins by end-users of used Work Stations for new Work Stations. Brokers typically purchase used Work Stations for resale to end-users and customers which may include the Company, while other remanufacturers generally purchase Work Stations for their own remanufacturing activities.

         The Company competes with manufacturers, dealers, brokers and other remanufacturers in the sale of its newly manufactured, remanufactured and "as is" Work Stations. Competition is primarily based upon price, design, quality and customer service. Certain manufacturers, such as Herman Miller and Steelcase, have operations that remanufacture their own brand of used Work Stations for resale to customers. These manufacturers and their dealers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its innovative marketing programs, direct sales force, discount pricing and customer service. However, manufacturers and dealers of new and remanufactured Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to component parts, and availability of used Work Stations through trade-ins. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage. Such deeply discounted sales, however, generally occur only for very large orders which often provide remanufacturers such as the Company the opportunity to acquire used Work Stations of such purchasers at very attractive prices.

         The Company believes it is the largest independent remanufacturer of Work Stations in the United States based on gross revenues. Unlike most independent remanufacturers, which are typically local operations serving a single city or metropolitan area from a single sales office, the Company is able to compete effectively in many markets through its distribution channels. The Company also believes that its remanufacturing services are more comprehensive than the services provided by most other remanufacturers. Many remanufacturers provide minor repair services, but lack the personnel, equipment and facilities necessary to completely remanufacture Work Stations. The Company's manufacturing facilities include all of the equipment required to produce new as well as remanufactured Work Stations including sanding, painting, drying, woodworking and reupholstering equipment, and parts manufacturing equipment.

Intellectual Property

         The Company is the owner of a service mark for "Open Plan Systems" registered with the United States Patent and Trademark Office. The Company has no trademarks or patents.

         Original equipment manufacturers have obtained United States' patents on certain component parts and design and manufacturing processes associated with their own Work Stations. Management of the Company believes that the remanufacturing of such Work Stations does not constitute an infringement of any patents held by these manufacturers. However, there can be no assurance that infringement claims will not be asserted against the Company. If such claims were asserted, the Company could incur significant costs and diversion of resources defending such claims and, in the event the Company did not prevail in its defense, the Company could incur substantial damages that could have a material adverse effect on the Company's financial condition and results of operations.

         The Company manufactures new component parts that it cannot purchase through the used Work Station market. In addition, the Company has introduced newly manufactured private label Work Stations to be sold through a national office products retailer. The Company intends to review existing patents applicable to Work Stations in the ordinary course of manufacturing new component parts and developing its own product line.

Seasonality and Backlog

         Historically, the Company's sales volume has been lower in the spring and summer months and higher in the fall and winter months. The Company believes that this seasonal increase in sales volume, which generally coincides with the first and fourth quarters of the Company's fiscal year, is due to the tendency of customers to expend funds budgeted for office furniture either early in the calendar year or after the summer vacation season. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers during that quarter. As a result, the Company's revenues and profits are difficult to predict and may fluctuate from quarter to quarter. The Company typically does not have any significant backlog of customer orders because it generally ships products within three weeks of receipt of an order.

Employees

         As of December 31, 1996, the Company had 249 full time employees, consisting of 121 manufacturing and remanufacturing personnel, 9 sales managers, 47 salespersons, 25 installers, 37 office administrators, telemarketers and designers and 10 management employees. The Company also had 20 part time employees consisting of 1 telemarketer, 3 office administrators and 16 production personnel. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement with the Company. The executive officers and substantially all of the salespersons of the Company have agreed that they will not disclose certain proprietary information of the Company, and upon termination, will not solicit any customer of the Company for two years and will not compete with the Company for one year. The Company has never suffered a work stoppage and considers its relations with employees to be good.

Government Regulation

         The Company's operations are subject to a variety of federal, state and local environmental laws and regulations including those which limit the discharge, storage, handling and disposal of hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints and solvents. Management believes that the Company is in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance in the future cannot be determined. Regulations currently proposed under the Clean Air Act Amendments of 1990 may require reduced emissions of volatile organic compounds including emissions from paints and solvents used by the Company in the remanufacturing process. As a result, the Company may be required to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. The furniture industry and its suppliers are attempting to develop water-based paint and finishing materials to replace commonly-used organic-based paints and finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.

         The Company's operations are also governed by laws and regulations relating to work-place safety and worker health, principally the Occupational Safety and Health Act and accompanying regulations and various state laws and regulations. The Company does not believe that future compliance with current laws and regulations will have a material adverse effect on its financial condition or results of operations.

Insurance

         The Company maintains liability insurance policies covering a number of risks, including business interruption, property, commercial crime, comprehensive general liability and workers compensation and employer's liability insurance. The Company believes that its insurance coverage is adequate. In addition, the Company has obtained "key-man" insurance in the amount of $3,000,000 on the life of Mr. Fischer naming the Company as sole beneficiary.

Item 2.           Description of Property

         The Company leases 180,000 square feet of space at its facility in Richmond, Virginia and 107,000 square feet of space at its facility in Lansing, Michigan. The Richmond lease expires in July 1999, subject to an option to renew for an additional three-year term. The Lansing lease expires in December 1998. The Company also has numerous other leases for its sales offices throughout the states in which it operates. The Company owns substantially all of its equipment, including office and manufacturing equipment. The Company believes that its properties are maintained in good operating condition and are suitable for its purposes.

Item 3.           Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, or any proceedings known to be contemplated by governmental authorities, to which Open Plan is a party or of which any of its property is the subject.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters

         Market for Common Stock. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "PLAN." The following table shows, for the periods indicated, the high and low sales prices per share for the Common Stock as reported by the Nasdaq National Market.

Calendar Year                                                High        Low
-------------                                                ----        ---
   1996
         Second Quarter (from May 31, 1996) (1).............$13.00     $11.13
         Third Quarter......................................$12.00     $ 8.75
         Fourth Quarter.....................................$10.25     $ 8.25
   1997
         First Quarter (through March 14, 1997).............$ 9.25     $ 5.00
----------

(1) The Company's Common Stock began trading on the Nasdaq National Market on May 31, 1996, at an initial public offering price of $10.00 per share. Prior to that date, there was no established trading market for the Common Stock.

         As of March 14, 1997, there were approximately 111 holders of record of the Company's Common Stock.

         Dividend Policy. Prior to the Company's initial public offering in May 1996, the Company elected to be treated as an S Corporation for federal and state income tax purposes. As a result, the Company's taxable net earnings were taxed as income to the Company's shareholders in proportion to their individual stockholdings. Commencing in 1992, the Company made distributions to shareholders to enable them to pay the federal and state income taxes on their pro rata share of the Company's S Corporation earnings and to provide a return on their investment. In 1995 and 1996, the Company made distributions to shareholders in the amounts of approximately $947,000 and $4,350,000, respectively. The amount distributed in 1996 included $1,131,000 in March 1996 and $3,219,000 as a final S Corporation distribution in June 1996, payable out of the net proceeds of the offering.

         Since the Company's initial public offering, the Company has not declared or paid any cash dividends or distributions on its capital stock (other than the final S Corporation distribution described above). The Company currently intends to retain earnings of the Company to support operations and to finance expansion and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         Sales of Unregistered Securities. On October 1, 1996, the Company acquired all of the outstanding capital stock of TFM from its two shareholders for a purchase price consisting of $4,033,000 in cash (including transaction costs of $125,000) and 87,500 shares of Common Stock with an agreed upon value of $1,312,500 or $15.00 per share. The offer and sale of the 87,500 shares of Common Stock to the two shareholders of the acquired business in connection with the transaction was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. For additional information, see the Company's Form 8-K filed October 16, 1996 reporting the acquisition and Items 1 and 13(b) of this report.

Item 6.           Management's Discussion and Analysis or Plan of Operation

1996 Compared to 1995

         Net Sales. Net sales for the year ended December 31, 1996 increased to $22.4 million from $15.5 million in the year ended December 31, 1995, an increase of 44.5%. The increase was primarily due to increased sales in the Company's branch sales offices due to increased market share in existing markets and additional sales in new markets. In addition, the purchase of certain assets from the Birum Corporation ("Birum") in the second quarter of 1996 and the purchase of TFM Remanufactured Office Furniture ("TFM") in the fourth quarter of 1996 contributed to the increase to a lesser extent.

         The Company's product sales mix for 1995 and 1996 was predominantly remanufactured Herman Miller, while the fourth quarter of 1996 was split between remanufactured Herman Miller (68%), remanufactured Haworth (31%), and new products (1%). The Company believes that future period product mixes will be more similar to the fourth quarter of 1996 rather than that of earlier periods due to the increases in products offered as a result of the acquisition of TFM, a remanufacturer of Haworth Furniture, and the introduction of a new product line previously manufactured by Birum. As the Company completes the integration of TFM, remanufactured Haworth products will be offered through the Company's sales offices and remanufactured Herman Miller products will be offered through the former TFM sales offices. The integration process is expected to be completed in the first six months of 1997. During the fourth quarter, 1996, a line of new office Work Stations was introduced to all the Company's sales offices to help capture the segment of the market that prefers new furniture over remanufactured.

         During 1996, the Company opened three new sales offices while continuing to add resources to existing offices. Management believes that its strategy of controlling distribution through its own sales offices provides an important competitive advantage over manufacturers of new Work Stations who distribute through a dealer network and over independent remanufacturers. Independent remanufacturers are primarily local operations without a significant number of trained sales employees. Dealers often have conflicts of interest as a result of carrying other products that compete with Work Stations. A direct sales force not only gives the Company complete control over the selling process, but also allows the Company to capture a portion of the dealer's "mark-up" in addition to manufacturing profit.

         Gross Margin. The Company's gross margin increased from $5.0 million for the year ended December 31, 1995 to $7.2 million for the year ended December 31, 1996, an increase of 44.0% from prior year levels. This increase is due primarily to the additional sales volume. The gross margin percentage decreased slightly from 32.6% in 1995 to 32.3% in 1996. The Company's gross margin percentage decreased from 32.6% in the fourth quarter of 1995 to 30.2% in the fourth quarter of 1996. While annual rates stayed relatively constant, the last two quarters of the year saw the gross margin percentage decline due to increased costs associated with the expansion of manufacturing capability and capacity. While management believes that the new manufacturing capacity and capabilities will reduce overall manufacturing and remanufacturing costs in the future, the significant learning curve negatively impacted cost of sales in the fourth quarter of 1996, and will continue to impact the gross margin in the next several quarters.

         Operating Expenses. Selling expenses increased by 61.9% to $3.4 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. The increase was due to the addition of three new sales offices during 1996 as well as new sales management to manage the sales force. When the Company opens new sales offices, it typically takes several years to generate enough sales to provide targeted returns. With the large increase in sales offices, the higher initial costs of these sales offices have not yet been offset with the increased sales volume expected from these offices. Additionally, the Company began utilizing several new types of advertising during the fourth quarter that it believes will increase sales volumes in future periods.

         General and administrative expenses increased by 60.0% to $1.6 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995. The increase in 1996 was due to several causes. The Company incurred additional compensation expenses as the result of the growth of the Company and the addition of several new management level resources to handle the Company's increased size and complexity. Additionally, the Company became publicly traded in 1996 and incurred significant costs related to the increased costs of SEC and shareholder reporting requirements. Finally, the Company dedicated significant resources in the evaluation of potential business combination relationships and incurred expenses related to the integration of the successful ventures. The Company believes that it has added the appropriate resources to manage the Company's current operations and foreseeable future growth. 1997 initiatives include several items, such as evaluation of new information systems, continued sales office expansion and exploring other potential business partnerships, that will require these expenses to remain relatively high in early 1997 but to decrease as a percentage of sales as time continues. Management believes the initiatives indicated above will add shareholder value and allow for future profitability gains.

         Other Non-Operating Income and Expenses. Total other income and expense changed from an expense of $.1 million for the year ended December 31, 1995 to income of $.1 million for the year ended December 31, 1996, an increase of $.2 million. The primary reason for the increase is due to cash raised in the Company's initial public offering. During 1996, the Company paid off its line of credit agreement debt and invested excess cash proceeds of the offering to maximize returns.

         Income Taxes. Income taxes for the year ended December 31, 1996 increased by $.4 million. This increase was the result of the Company no longer being treated as an S Corporation for federal and state tax purposes following the initial public offering.

         Net Income. Net income for the year ended December 31, 1996 was $ 1.9 million versus $1.9 million for the year ended December 31, 1995. The net income level for 1996 was impacted by the increased sales volume offset by higher operating expenses and income taxes. On a pro forma basis, net income increased 27.3% from $1.1 million in 1995 to $1.4 million in 1996.

Liquidity and Capital Resources

         Cash Flows from Operating Activities. Net cash used by operations was $1.5 million for the year ended December 31, 1996 versus $0 for the year ended December 31, 1995. The decrease in cash from operations is due primarily to increases in accounts receivable and inventories without corresponding increases in accounts payable. The increase in accounts receivable is due to increased sales volumes along with an increase in the number of days sales outstanding. The increase in inventories is due to the new product lines manufactured, as well as the raw materials required to build such items. The Company would anticipate that accounts receivable growth will be tempered in 1997 by decreases in the number of days sales outstanding.

         Cash Flows from Investing Activities. Net cash used in investing activities was $6.0 million in 1996 versus $.5 million in 1995. The increase in investing activities was the result of the TFM acquisition which totaled $4.0 million and other capital expenditures of $1.9 million.

         Cash Flows from Financing Activities. Net cash provided by financing activities was $10.2 million in 1996 versus $.5 million in 1995. Net cash from financing activities in 1996 was primarily related to the issuance of Common Stock of $17.6 million. Of these proceeds, $3.8 million was distributed to prior S Corporation shareholders to fund their tax liabilities and provide them with a return on their investment in the Company until the initial public offering. Additionally, the Company repaid $3.0 million of borrowings on revolving lines of credits, including amounts acquired in the acquisition of TFM. Other principal payments on notes payable, long-term debt and capital leases, amounted to $.3 million in 1996.

         The net cash provided by financing activities in 1995 was related to $.8 million of distributions to S Corporation shareholders for purposes of paying tax obligations, net proceeds of borrowings of $1.6 million, net loans to shareholders of $.1 million and the repurchase of stock from a shareholder of $.1 million.

         Expected Future Cash Flows. Cash provided by operating activities should increase as continued profitability growth should exceed the growth in receivables and inventory. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its credit line will be adequate to fund its capital expenditure and business acquisition strategy.

         Capital expenditures are anticipated to range between $1 to $2 million this year as the Company continues to grow its new manufacturing operations and improves the efficiency of its remanufacturing operations.

         The Company does anticipate making future strategic business acquisitions to complement the existing business and grow the geographic range of the business. It is anticipated that at least one strategic acquisition will occur during 1997.

Seasonality and Impact of Inflation

         Historically, the Company has experienced lower net sales levels in the second and third quarters of the year and increased levels in the first and fourth quarters. The Company believes that this seasonal increase in sales volume is due to the tendency of customers to expend funds budgeted for office furniture either early in the calendar year or after the summer vacation season. The Company believes that its new product offerings will enable it to be somewhat more competitive on a year-round basis. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

         Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Forward-Looking Statements

         The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1997 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

         Potential Limitations on Future Growth. The Company has experienced rapid growth since it commenced operations in 1989. The Company's continued growth will be dependent in part on the Company's ability to manage growth effectively, including the improvement of the Company's financial and management information systems, the expansion of the Company's manufacturing and remanufacturing operations and the recruitment and retention of executive staff and key employees. The Company also will be required to manage working capital and generate cash flow from operations to meet the needs of an expanding business. There can be no assurances that the Company's future growth will not be limited by insufficient cash flow or the lack of adequate financing required to fund such growth.

         Impact of Customer Preferences and Technological Advances on Sales. Certain potential customers may prefer new Work Stations to the Company's remanufactured Work Stations due to various factors, including the more developed and better financed marketing efforts of new Work Station manufacturers and such potential customers' reluctance to purchase remanufactured products because of image, perceived questions of quality or other factors. In addition, technological advances are frequently incorporated in new Work Stations by the leading manufacturers, particularly with respect to electrical circuits necessary for more advanced computer and telecommunications features. Although the Company has the ability to incorporate these technological advances in its remanufactured Work Stations, any such incorporation may increase remanufacturing costs and may reduce the price advantage of remanufactured Work Stations over newly manufactured Work Stations.

         Dependence Upon Supply of Work Stations and Component Parts. The Company presently purchases only used Herman Miller and Haworth Work Stations in its remanufacturing operations. The Company does not have any binding agreements relating to the purchase of used Herman Miller or Haworth Work Stations for remanufacturing and generally purchases such used Work Stations from end-users, brokers and dealers through competitive bids or directly negotiated transactions. Although the Company in the past has not experienced a shortage of used Work Stations at competitive prices, the success of the Company in the future will depend in part upon its continued ability to obtain Herman Miller, Haworth and other manufacturers' used Work Stations for remanufacturing in sufficient quantities and at competitive prices. While the Company believes that the availability of used Work Stations for remanufacturing will increase as the installed base of Work Stations increases and ages, there may be periods of tight supply as the demand for used Work Stations increases which could have a material adverse effect on the Company's business and profitability.

         The Company also purchases new and used component parts for use in the remanufacture of Work Stations. The Company experienced a shortage in the supply of certain component parts during 1995 that resulted in the Company's purchase of such component parts at higher prices. Although the Company can manufacture many of its component parts, there can be no assurances that shortages of certain component parts or higher prices for such parts will not occur in the future. An inability to produce or purchase necessary component parts in adequate quantities and at competitive prices could have a material adverse effect on the Company's results of operations and financial condition.

         No Assurance of Expansion of Product Lines and Business. The Company historically has concentrated its business on remanufacturing Work Stations manufactured by Herman Miller. However, in October 1996, the Company acquired a privately-held remanufacturer of Haworth Work Stations. The Company intends to continue to expand its product line to include Work Stations of other manufacturers (particularly Steelcase) through the acquisition of companies specializing in remanufacturing products of those manufacturers or the establishment of additional remanufacturing facilities. The Company has limited experience in remanufacturing Work Stations of manufacturers other than Herman Miller and Haworth. Due to the differences in and lack of interchangeability of the various Work Stations and certain component parts produced by the major manufacturers, the Company's expansion of its product line will require additional training of production personnel, the establishment of additional sources of supply of used Work Stations and component parts and, in some cases, the establishment of different remanufacturing processes. As a result of these factors, there can be no assurance that the Company will be able to expand successfully its product line or maintain its historical gross margins. The failure of the Company to expand successfully its product line could have a material adverse effect on the growth and profitability of the Company's business.

         Dependence  Upon  Primary  Remanufacturing   Facilities.   The  Company
primarily  remanufactures  Herman  Miller  Work  Stations  at  one  facility  in
Richmond,  Virginia  and  Haworth  Work  Stations  at one  facility  in Lansing,
Michigan. Although the Company presently maintains $3,000,000 of business interruption insurance on the Richmond facility and $250,000 of such insurance on the Lansing facility, a lengthy interruption of its remanufacturing operations at the Richmond or Lansing facilities would have a material adverse effect on the Company's results of operations and financial condition.

         Tax Matters Associated with Prior S Corporation Status. Until May 31, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended, as an S Corporation for federal and state income tax purposes since its incorporation in 1989. Unlike a regular or "C Corporation," an S Corporation is generally not subject to income tax at the corporate level; instead, the S Corporation's income is taxed on the personal income tax returns of its shareholders. The Company's status as an S Corporation was terminated upon commencement of its initial public offering. If the Company's S Corporation status were denied for any periods prior to this termination by reason of a failure to satisfy the S Corporation election or eligibility requirements of the Code, the Company would be subject to tax on its income as if it were a C Corporation for these periods. The payment of any such tax could have a material adverse effect on the Company's financial condition and results of operations if the full amount thereof is not reimbursed by those individuals who were shareholders of the Company prior to the initial public offering. Such shareholders have agreed to pay their pro rata share of any such tax and any applicable interest, penalties and expenses in the event that the Company's S Corporation status is denied for any taxable periods up to the date of the termination of the Company's S Corporation status on May 31, 1996.

         Potential Fluctuations in Quarterly Results; Seasonality. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has higher sales during the first and fourth quarters of its fiscal year due primarily to the tendency of customers to expend funds budgeted for office furniture either early in the calendar year or after the summer vacation season. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers in that quarter. Accordingly, quarterly revenue levels are subject to substantial fluctuations and are often difficult to predict. Fluctuations in operating results could result in volatility in the price of the Company's Common Stock. If revenue levels are below expectations, operating results will be adversely affected.

         Competition. Competition in the Work Station segment of the office furniture industry is intense. The Company competes with many other companies in the sale of its new and remanufactured products as well as in the purchase of "as is" Work Stations and component parts for use in the Company's remanufactured Work Stations. In the sale of new and remanufactured Work Stations, the Company competes with manufacturers of new Work Stations and their remanufacturing subsidiaries, other independent remanufacturers and dealers of "as is" Work Stations. In the purchase of used Work Stations that are the primary source of the Company's supply for its remanufacturing operations, the Company competes with the manufacturers of new Work Stations and their remanufacturing subsidiaries, both of which sometimes provide a trade-in allowance to purchasers of their products, other independent remanufacturers and Work Station brokers and dealers.

         Sales  of  the  Company's   remanufactured   Work  Stations  depend  on
maintaining a successful balance between price and quality so that its Work Stations are positioned in the marketplace to provide a product that is (i) comparable or superior in quality, design and appearance to higher cost new Work Stations and (ii) superior in quality, features and appearance to lower cost "as is" Work Stations. Failure by the Company to maintain this balance due to increased competition in either the purchase or sale of Work Stations could adversely affect the Company's business. Additionally, certain of the Company's competitors have greater financial, technical, manufacturing, marketing, sales and other resources than the Company.

         Environmental Regulations. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. In addition, regulations currently proposed under the Clean Air Act Amendments of 1990 may require reduced emissions of volatile organic compounds including emissions from paints and solvents used by the Company in the remanufacturing process. As a result, the Company may be required to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. There can be no assurance that these and other changes in environmental regulations in the future will not result in the need for capital expenditures or otherwise impose financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

         Risk of Patent Infringement Claims. Newly manufactured Work Stations contain numerous patented component parts. Although the Company is not aware of any existing or threatened patent infringement claims asserted against it and does not believe that the remanufacturing of Work Stations infringes the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company. In addition, the Company manufactures or purchases certain new and used component parts included in its remanufactured Work Stations and has begun to sell newly manufactured private label Work Stations. To the extent that such activities involve purchasing or manufacturing component parts similar to patented component parts, the Company could become subject to claims of patent infringement if the manufacture or use of such component parts infringed the proprietary rights of third parties. In addition, the existence of third party proprietary rights could limit the Company's ability to produce or use certain component parts. Damages for violation of third party proprietary rights could be substantial and could have a material adverse effect on the Company's financial condition and results of operation. Regardless of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof.

Item 7.           Financial Statements

         The following audited consolidated financial statements of the Company are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1996 and 1995

         Consolidated Statements of Income for the Years Ended
          December 31, 1996 and 1995

         Consolidated Statement of Shareholders' Equity for the Years Ended
          December 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996 and 1995

         Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Open Plan Systems, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Open Plan
Systems, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Richmond, Virginia
February 13, 1997

OPEN PLAN SYSTEMS, INC.
Consolidated Balance Sheets
(amounts in thousands, except per share amounts)


                                                                             December 31
                                                                       1996              1995
                                                                ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 3,066            $  242
   Accounts receivable, net                                               5,252             3,136
   Inventories (Note 3)                                                   6,807             3,978
   Prepaids and other                                                       431               383
   Refundable income taxes                                                  385                 -
   Deferred income taxes (Note 7)                                            52                 -
                                                                ------------------------------------
TOTAL CURRENT ASSETS                                                     15,993             7,739

Property and equipment, net (Note 4)                                      2,698               754
Goodwill, net (Note 2)                                                    4,621                 -
Advances to shareholders (Note 10)                                           -                378
Other                                                                       398               138
                                                                ------------------------------------
TOTAL ASSETS                                                            $23,710            $9,009
                                                                ====================================



LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Revolving line of credit (Note 5)                                     $    -            $2,706
   Trade accounts payable                                                 1,457               734
   Accrued compensation                                                     247               356
   Other accrued liabilities                                                150                62
   Customer deposits                                                        655               337
   Current portion of long-term debt (Note 5)                               212               183
                                                                ------------------------------------
TOTAL CURRENT LIABILITIES                                                 2,721             4,378

Deferred income taxes (Note 7)                                              106                 -
Long-term debt, less current portion (Note 5)                                92               304
                                                                ------------------------------------
TOTAL LIABILITIES                                                         2,919             4,682

Shareholders' equity (Note 6):
   Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                 -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,472 for 1996
       and 2,430 for 1995                                                20,088             1,215
   Additional capital (Note 7)                                              137                 -
   Retained earnings                                                        566             3,112
                                                                ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               20,791             4,327
                                                                ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $23,710            $9,009
                                                                ====================================

See accompanying notes to consolidated financial statements

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)


                                                                           Year ended
                                                                          December 31
                                                                     1996            1995
                                                                --------------------------------

Net sales                                                              $22,398         $15,478

Cost of sales                                                           15,160          10,435
                                                                --------------------------------
Gross profit                                                             7,238           5,043

Operating expenses:
   Amortization of intangibles                                              70               -
   Selling and marketing                                                 3,410           2,056
   General and administrative                                            1,584             975
                                                                --------------------------------
                                                                         5,064           3,031
                                                                --------------------------------
Operating income                                                         2,174           2,012

Other (income) expense:
   Interest expense                                                        141             163
   Interest income                                                        (266)            (30)
   Other, net                                                              (18)             (6)
                                                                --------------------------------
                                                                          (143)            127
                                                                --------------------------------
Income before income taxes                                               2,317           1,885

Provision for income taxes (Note 7)                                        376               -
                                                                --------------------------------
Net income                                                            $  1,941          $1,885
                                                                ================================


Pro forma income data (Unaudited) (Note 12):
   Pro forma income before income taxes                                $ 2,317          $1,885
   Pro forma provision for income taxes                                    930             747
                                                                --------------------------------
   Pro forma net income                                                $ 1,387          $1,138
                                                                ================================

   Pro forma earnings per common share                                    $.38            $.42
                                                                ================================

   Weighted average common shares outstanding                            3,676           2,716
                                                                ================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity Years ended December 31, 1996 and 1995 (amounts in thousands, except per share amounts)



                                                                 Common           Additional         Retained
                                                                  Stock            Capital           Earnings            Total
                                                           ------------------------------------------------------------------------

           BALANCE AT DECEMBER 31, 1994                          $1,286            $  -               $2,261              $3,547

           Purchase of 27 shares of stock from                      (71)              -                  (87)               (158)
              shareholder
           Distributions to shareholders:
              Cash                                                  -                 -                 (791)               (791)
              Offset against advances to shareholders               -                 -                 (156)               (156)
           Net income for 1995                                      -                 -                1,885               1,885
                                                           ------------------------------------------------------------------------

           BALANCE AT DECEMBER 31, 1995                          $1,215               -               $3,112              $4,327

           Distributions to shareholders:
             Cash                                                   -                 -               (3,760)             (3,760)
             Offset against advances to shareholders                -                 -                 (590)               (590)
           Reclassification of undistributed
              S Corporation retained earnings (Note 7)                                137               (137)                -
           Initial Public Offering (Note 6)                      17,560               -                   -               17,560
           Issuance of common stock in connection
              with acquisition (Note 2)                           1,313               -                   -                1,313
           Net income for 1996                                      -                 -                1,941               1,941
                                                           ------------------------------------------------------------------------

           BALANCE AT DECEMBER 31, 1996                         $20,088              $137               $566             $20,791
                                                           ========================================================================





See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows
(amounts in thousands, except per share amounts)


                                                                                       Year ended
                                                                                       December 31
                                                                                  1996             1995
                                                                            ----------------------------------
Operating activities
Net income                                                                    $       1,941     $       1,885
Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
     Provision for losses on receivables                                                 29                65
     Depreciation expense                                                               299               134
     Amortization expense                                                                70                 -
     (Gain) loss on disposal of property and equipment                                   (3)                3
     Deferred income taxes                                                               46                 -
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (1,290)           (1,604)
       Inventories                                                                   (2,136)             (903)
       Prepaids and other current assets                                                (30)             (289)
       Refundable income taxes                                                         (261)                -
       Other non-current assets                                                         (45)              (43)
       Trade accounts payable                                                           126               588
       Customer deposits                                                                (23)             (126)
       Accrued and other liabilities                                                   (186)              302
                                                                            ----------------------------------
Net cash (used) provided by operating activities                                     (1,463)               12

Investing activities
Proceeds from sale of property and equipment                                             80                 1
Purchases of property and equipment                                                  (1,940)             (525)
Acquisition (net of cash acquired)                                                   (4,033)                -
Other                                                                                   (15)                6
                                                                            ----------------------------------
Net cash used in investing activities                                                (5,908)             (518)



OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands, except per share amounts)



                                                                                        Year ended
                                                                                        December 31
                                                                                  1996             1995
                                                                            -----------------------------------
Financing activities
Advances to shareholders                                                    $          (306)  $         (323)
Repayment of advances to shareholders                                                    84              200
Net (repayments) borrowings on revolving lines of credit                             (3,036)           1,364
Proceeds from notes payable to bank                                                       -              300
Principal payments on notes payable, long-term debt,
   and capital lease obligations                                                       (347)             (63)
Proceeds from sale of common stock                                                   17,560                -
Purchase of common stock                                                                  -             (145)
Distributions to shareholders                                                        (3,760)            (791)
                                                                            -----------------------------------
Net cash provided by financing activities                                            10,195              542
                                                                            -----------------------------------

Increase  in cash and cash equivalents                                                2,824               36

Cash and cash equivalents at beginning of year                                          242              206
                                                                            -----------------------------------
Cash and cash equivalents at end of year                                    $         3,066   $          242
                                                                            ===================================

Supplemental disclosures
Interest paid                                                               $           144   $          161
                                                                            ===================================
Income taxes paid                                                           $           585   $            -
                                                                            ===================================

Summary of noncash transactions
Equipment acquired under capital leases                                     $                 $           81
                                                                            ===================================

Amounts offset against advances to shareholders:
   Distributions to shareholders                                            $           590   $          156
                                                                            ===================================
   Purchase of common stock                                                 $             -   $           13
                                                                            ===================================

Issuance of common stock in connection with acquisition                     $         1,313   $            -
                                                                            ===================================




See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Open Plan Systems, Inc. (the Company) was incorporated in Virginia in September 1989 and is a remanufacturer and marketer of modular office Work Stations. The Company principally manufactures new product and remanufactures Herman Miller and Haworth product lines and markets them through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new product office workstation components from other manufacturers. The following is a description of the Company's more significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of average cost or market. Work-in-process inventories include both the direct and indirect costs of manufacturing such products.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation of equipment and vehicles is provided by straight-line or accelerated methods over the estimated useful lives of the related assets, generally three to seven years. Improvements to leased properties are amortized on a straight-line basis over the shorter of the term of the respective lease or the estimated useful lives of the related assets.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired (see Note 2) and is being amortized on the straight-line method over a period of twenty years. The carrying value of goodwill is periodically evaluated by management based on undiscounted cash flows of the related business units to determine if there has been an impairment in value. Accumulated amortization was $60,000 at December 31, 1996.

Revenue Recognition

Revenues from product sales are recognized when the products are shipped and title and risk of loss pass to the customer.

Advertising

Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $157,000 and $166,000 at December 31, 1996 and 1995, respectively. Advertising costs charged to expense totaled $414,000 in 1996 and $198,000 in 1995.

Income Taxes

Deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and, such adoption had no effect on the consolidated financial statements. Prior to the adoption of Statement 121, the Company periodically reviewed the remaining utility of its property and equipment, which constituted its only material long-lived assets, and considered the ultimate net realizable value. Any situation involving what was considered permanent impairment would have resulted in adjustment to carrying value.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. ACQUISITION

On October 1, 1996, the Company acquired all of the outstanding common stock of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture) ("TFM") for an aggregate purchase price of $5,346,000, including transaction costs. TFM is located in Lansing, Michigan and is a specialized remanufacturer of panel systems produced by Haworth, Inc. Consideration for the acquisition consisted of cash of $4,033,000 and 87,500 shares of common stock valued at a price of $15 per share. The 87,500 shares will be held in escrow until October 1, 1998 as security for indemnification obligations of the former Shareholders of TFM. Under the terms of the purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 is less than $15 per share (subject to certain adjustments), the Company will make a cash payment to the former Shareholders equal to the difference between the closing sales price on that date and $15, multiplied times the 87,500 shares of common stock.

The acquisition of TFM was recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The results of operations have been included in the accompanying consolidated results of operations since the date of acquisition.

The following unaudited summarized, pro forma data for the year ended December 31, 1996 presents the combined results of the Company as if the TFM acquisition had occurred at the beginning of 1996 (in thousands $, except per share amounts):

             Net sales                                         $27,093
             Income before income taxes                         $1,798
             Pro forma net income                               $1,079
             Pro forma earnings per share                         $.29

Results of TFM for years prior to 1996 are unavailable.

NOTE 3. INVENTORIES

Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                   December 31
                                              1996             1995
                                         ---------------- ----------------

Components and fabric                            $3,355           $2,036
Jobs in process and finished goods                3,452            1,942
                                         ---------------- ----------------
                                                 $6,807           $3,978
                                         ================ ================

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment by major classification was as follows (in thousands $):

                                                        December 31
                                                   1996             1995
                                              ---------------- ----------------

Production and warehouse equipment            $        2,240   $          596
Office equipment                                         758              323
Vehicles                                                 204              138
Leasehold improvements                                   201              106
                                              ---------------- ----------------
                                                       3,403            1,163
Accumulated depreciation and amortization               (705)            (409)
                                              ---------------- ----------------
                                              $        2,698   $          754
                                              ================ ================

NOTE 5. INDEBTEDNESS

At December 31, 1996, the Company has a revolving line of credit from a bank providing for short-term borrowings up to $5,000,000 through April 1997. These borrowings bear interest at the lesser of the prime rate or LIBOR plus 2.25%. There were no outstanding borrowings under the line at December 31, 1996. Advances under the line are limited to specified percentages of trade accounts receivable and inventories. Under the terms of the agreement, the Company is required to maintain a defined debt to net worth ratio and an interest coverage ratio. The Company was in compliance with all covenants of the agreement at December 31, 1996.

Long-term debt consisted of the following (in thousands $):

                                                                       December 31
                                                                  1996              1995
                                                            ------------------ ----------------

Note payable to bank, due $8 per month, plus interest
   at 7.75% per annum, through November 1998                   $       191      $         300

Note payable to bank, due $5 per month, plus interest
   at 8.25% per annum, through May 1998
                                                                        57                113

Capital lease obligations (see Note 8)                                  56                 74
                                                            ------------------ ----------------
                                                                       304                487
Less current portion                                                   212                183
                                                            ------------------ ----------------
                                                            $           92     $          304
                                                            ================== ================

Substantially all assets are pledged as collateral for the above indebtedness.

NOTE 6. SHAREHOLDERS' EQUITY

In June 1996, the Company completed an initial public offering of its common stock, pursuant to which the Company sold 1,955,000 shares of common stock at an initial offering price of $10 per share.

The Company has agreements with two officers to purchase upon the death of each all of the shares of common stock owned at the time of his death. In order to fund its potential purchase obligations under these agreements, the Company owns and is the beneficiary of certain life insurance policies. The purchase price for the shares will be the fair market value of the shares on the date of death, except that the Company's purchase obligations under the agreements are limited to the face amounts of the policies which total $4,000,000.

In March 1996, the Company's shareholders adopted the 1996 Stock Incentive Plan (the "Incentive Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Outside Directors' Plan").

The maximum aggregate number of shares of common stock that may be issued pursuant to the Outside Directors' Plan is 25,000. The Outside Directors' Plan will terminate following the annual meeting of shareholders in 2000. Under the Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 1996, the Company had granted a total of 5,000 options under the plan with an exercise price of $11.75 per share, none of which were exercisable at December 31, 1996.

The maximum aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan is 400,000. The Incentive Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and/or phantom stock to any officer, director, or key employee of the Company. The Incentive Plan will terminate in March 2006.

The exercise price of incentive stock options granted under the Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant. The exercise price for non-statutory stock options will be established by the Compensation Committee. The terms of all other options granted under the Incentive Plan will be determined by the Compensation Committee. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option, or related stock appreciation rights may for the first time become exercisable in any calendar year may not exceed $100,000. At December 31, 1996, the Company had granted a total of 109,375 non-qualified stock options under this plan with an exercise price of $9.875 per share, none of which were exercisable at December 31, 1996. These options have a term of seven years.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value based method of accounting for employee stock options whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, companies may elect to continue to use the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and provide pro forma disclosures as if the Company had accounted for its employee stock options under the fair value based method. Under the intrinsic value based method, compensation cost is the excess, if any, of the market price of the stock at the grant date over the exercise price.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. If the Company had accounted for its employee stock options under the fair value based method pro forma net income would have decreased $ 29,000 and pro forma earnings per common share would have decreased by $.01 for the year ended December 31, 1996. These pro forma amounts are not indicative of future effects of applying the fair value based method since a 4 year vesting period was used to measure pro forma compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, volatility factors of .20, and a weighted-average expected life of the option of 6 years. The weighted average fair value of options granted during 1996 was $3.39 per share.

NOTE 7. INCOME TAXES

Prior to the Company's initial public offering of common stock in June 1996, the Company had elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal and state income taxes on its corporate income. Instead the Company's income was included in the income of its shareholders for federal and state income tax purposes. The Company revoked its S Corporation election effective May 31, 1996 and a deferred tax asset of $21,000 and related benefit was recognized representing cumulative temporary differences at that date. The undistributed balance of retained earnings of $137,000 as of May 31, 1996 was reclassified to additional capital.

The provision for income taxes for the year ended December 31, 1996 is comprised of the following (in thousands $):

Current:
   Federal                                          $          282
   State                                                        48
                                                    -----------------
                                                               330
Deferred:
   Federal                                                      62
   State                                                         5
                                                    -----------------
                                                                67

Deferred tax asset recognized at
   S Corporation termination                                   (21)
                                                    -----------------
                                                    $          376
                                                    =================

A reconciliation of the provision for income taxes for the year ended December 31, 1996 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to income before income taxes is as follows (in thousands $):

Income tax at U.S. statutory rates                            $          788
State taxes, net of federal benefit                                       37
Tax effect on earnings during S Corporation period                      (468)
Deferred tax asset recognized at S Corporation termination               (21)
Amortization of goodwill                                                  20
Other, net                                                                20
                                                              ------------------
Total provision for income taxes                              $          376
                                                              ==================

The net deferred tax liability at December 31, 1996 consisted of the following (in thousands $):

Deferred tax assets
   Accounts receivable allowances                             $           44
   Other                                                                   8
Deferred tax liabilities:
   Tax over book depreciation                                           (106)
                                                              ==================
                                                              $          (54)
                                                              ==================

The net deferred tax liability is classified in the accompanying consolidated balance sheets as a current asset of $52,000 and a noncurrent liability of $106,000.

NOTE 8. COMMITMENTS AND CONTINGENCIES

During 1995, the Company entered into capital lease agreements to purchase two trucks with an aggregate cost of $81,000. The net book value of these trucks was $59,000 and $73,000 at December 31, 1996 and 1995, respectively. Amortization of these trucks is included in depreciation expense.

The Company leases office space and production facilities in Richmond and Lansing. The Richmond lease expires in July 1999 and provides for an option to renew for an additional three years. The Lansing lease expires in December 1998. In addition, the Company leases its sales offices under operating lease agreements expiring in various periods through December 2001. Automobiles are also leased under terms not exceeding three years. All of the aforementioned leases are accounted for as operating leases.

Future minimum lease payments under the above leases were as follows at December 31, 1996 (in thousands $):

         Year                                         Capital       Operating
                                                   ----------------------------


         1997                                        $       26   $        861
         1998                                                19            782
         1999                                                13            355
         2000                                                10             28
         2001                                                 -             28
                                                   ----------------------------

Total minimum lease payments                                 68   $      2,054
                                                                  =============
Amounts representing interest                                12
                                                   ---------------
Present value of total minimum lease payments        $       56
                                                   ===============

The above amounts have been reduced by expected sublease rentals of $78,000 in 1997, $78,000 in 1998 and $26,000 in 1999.

Rent expense amounted to $747,000 in 1996 and $596,000 in 1995.

In 1995 and during part of 1996, the Company guaranteed certain bank borrowings of 5 shareholders aggregating $270,000 at December 31, 1995. The loans bore interest at the prime rate plus 1.5% and were scheduled to be repaid by April 1999. During 1996, the guarantee was released and the Company has no obligations with regards to the loans at December 31, 1996.

NOTE 9. EMPLOYEE BENEFIT PLAN

In January 1995, the Company adopted a defined contribution plan covering substantially all employees meeting eligibility requirements. Under the plan, participants may elect to contribute a specified portion of their compensation to the plan on a tax deferred basis. The Company will match one-half of the participant's contributions up to six percent of compensation. The Company may make additional contributions at its discretion.

Additionally, the Company's wholly-owned subsidiary maintains a similar plan for its employees. The plan allows participants to contribute a specified portion of their compensation to the plan on a tax deferred basis. The Company matches a pre-determined amount. According to the terms of the purchase agreement, participants of the subsidiary's plan would be eligible to participate in the Company's plan at the first plan entry date after the first annual anniversary date of the complete distribution of assets from the subsidiary's plan.

The Company recorded total expense related to these plans of $75,000 in 1996 and $53,000 in 1995.

NOTE 10. RELATED PARTY TRANSACTIONS

Prior to the consummation of its initial public offering the Company advanced funds to certain shareholders from time to time. At December 31, 1995, these advances bore interest at rates ranging from 6.58% to 8.19% per annum. All outstanding advances were repaid in May 1996. Interest income recognized on these advances amounted to $10,000 in 1996 and $29,000 in 1995.

The Company incurred legal fees of $306,000 in 1996 to a law firm in which one of the Company's directors is a partner.

In connection with the Company's initial public offering, the Company paid underwriting fees of $606,000 to an investment banking firm in which one of the Company's directors is an officer. The Company's revolving line of credit, its notes payable and certain of the operating bank accounts are with a bank in which one of the Company's director is an officer (see Note 5).

NOTE 11. CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company's temporary cash in invested in short-term money market accounts.

The Company markets its products and services to customers located primarily in the Southeastern, Mid-Atlantic and Mid-West United States. Production is primarily in response to customer orders and larger jobs typically require advance deposits. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Payments are typically due within thirty days of billing. The Company maintains an allowance for potential credit losses and losses have historically been within management's expectations.

The carrying values of amounts classified as current assets or current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of long-term debt approximates fair value as the current rates approximate market rates.

NOTE 12. PRO FORMA INFORMATION (UNAUDITED)

The accompanying pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all years presented.

Pro forma earnings per common share are based on the weighted average common shares outstanding increased by 270,000 shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the final S Corporation distribution of $2,695,000 to the Company's shareholders.

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations for each of the quarters during the years ended December 31, 1996 and 1995 are as follows (in thousands, except per share data):

                                                                     Quarter Ended
                                              --------------------------------------------------------
                                                 March         June         Septmeber       December
                                                 31st          30th            30th           31st
                                              ------------ -------------- --------------- ------------
Year ended December 31, 1996

Net sales                                       $  5,580     $  4,965       $  4,402         $ 7,451
Operating income                                $    963     $    577       $    227         $   407
Income before income taxes                      $    914     $    564       $    363         $   476
Pro forma net income                            $    558     $    344       $    216         $   269
Pro forma earnings per common share             $    .21     $    .11       $    .05         $   .06

Year ended December 31, 1995

Net sales                                       $  4,574      $ 3,091        $ 3,382         $ 4,431
Operating income                                $    738      $   362        $   396         $   516
Income before income taxes                      $    714      $   335        $   363         $   473
Pro forma net income                            $    431      $   202        $   220         $   285
Pro forma earnings per common share             $    .16      $   .07        $   .08         $    11


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company, during the two most recent fiscal years or any subsequent interim period, has not dismissed an independent accountant nor has one resigned based on any disagreement regarding accounting and financial disclosure. In March 1996, the Board of Directors of the Company engaged Ernst & Young LLP as outside auditors and notified Martin, Dolan & Holton, Ltd. that the Company elected not to engage that firm to perform the 1995 audit. The reports of Martin, Dolan & Holton, Ltd. on the Company's financial statements for 1994 and 1993 contained no disclaimers, adverse opinions, or qualifications or modifications as to uncertainty, audit scope or accounting principles. During the period of those audits and through the Company's decision in March 1996 to change auditors, there were no disagreements between the Company and Martin, Dolan & Holton, Ltd.


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1996 fiscal year.

Item 10.          Executive Compensation

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1996 fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1996 fiscal year.

Item 12.          Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1996 fiscal year.

                                     PART IV

Item 13.          Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibits are filed on behalf of the Company as part of this report:

                  3(i) Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  3(ii) Amended and Restated Bylaws, incorporated by reference to Exhibit 3(ii) of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  4 Form of Stock Certificate, incorporated by reference to Exhibit 4 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.1     Deed of  Lease,  as  amended,  dated  April 6,  1992,
                           between   Lingerfelt  and  Carpenter  and  Open  Plan
                           Systems,  Inc.,  incorporated by reference to Exhibit
                           10.1 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.2 Commercial Lease Contract, dated May 4, 1993, between M.D. Hodges Enterprises, Inc. and Open Plan Systems, Inc., incorporated by reference to Exhibit 10.2 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.3 Commercial Note made by Open Plan Systems, Inc. in favor of Crestar Bank as of May 9, 1996, incorporated by reference to Exhibit 10.3 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.4     Security  Agreement,   dated  May  7,  1996,  between
                           Crestar   Bank   and   Open   Plan   Systems,   Inc.,
                           incorporated by reference to Exhibit 10.4 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.5 Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
                  10.6 Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee Directors, as amended, incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15219.
                  10.7 Buy-Sell Agreement, dated May 24, 1996, between the Company and Stan A. Fischer, incorporated by reference to Exhibit 10.7 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.8 Buy-Sell Agreement, dated May 15, 1996, between the Company and Gregory P. Campbell, incorporated by reference to Exhibit 10.8 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.9 Tax Sharing Agreement, dated May 1, 1996, between the Company and each of the shareholders named therein, incorporated by reference to Exhibit 10.9 of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.10    Form of Employee Non-Qualified Stock Option
                           Agreement*
                  10.11 Form of Non-Employee Director Non-Qualified Stock Option Agreement*
                  10.12 Stock Purchase Agreement, dated September 24, 1996, between Open Plan Systems, Inc., Immaculate Eagle, Inc., Paul A. Covert, Todd A. Thomann and Siimon, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.

                  10.13    Lease,  dated August 8, 1993,  between  Quality Dairy
                           Company and  Immaculate  Eagle, Inc.*
                  10.14    Open Plan Systems, Inc. Bonus Program for Officers*
                  11       Statement re: Computation of Earnings Per Share*
                  16       Letter from Martin, Dolan & Holton,  Ltd.  regarding
                           change in  accountants, incorporated by reference  to
                           Exhibit  16  of  the  Registrant's  Form  SB-2
                           Registration Statement, as amended, File No.
                           333-3188.
                  21       Subsidiaries of the Registrant*
                  23.1     Consent of Ernst & Young LLP*
                  23.2     Consent of Ernst & Young LLP*
                  27       Financial Data Schedule * (filed electronically only)
         --------
         *  Filed herewith

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on October 16, 1996 to report under Items 2 and 7 thereof the acquisition on October 1, 1996 of Immaculate Eagle, Inc., d/b/a TFM Remanufactured Office Furniture, a Michigan corporation, as a wholly owned subsidiary of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OPEN PLAN SYSTEMS, INC.


                                           By: /s/ Stan A. Fischer
                                               --------------------------------
                                               Stan A. Fischer
March 24, 1997                                 President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                         Title                                Date
         ---------                                         -----                                ----

/s/ Stan A. Fischer                            President and Director (principal            March 24, 1997
----------------------------                   executive officer)
    Stan A. Fischer

/s/ Gary M. Farrell                            Chief Financial Officer and Secretary        March 24, 1997
----------------------------                   (principal financial officer)
    Gary M. Farrell

/s/ Neil F. Suffa                              Corporate Controller                         March 24, 1997
----------------------------                   (principal accounting officer)
    Neil F. Suffa

/s/ Troy A. Perry,  Jr.                        Director                                     March 24, 1997
----------------------------
    Troy A. Peery, Jr.

/s/ Anthony F. Markel                          Director                                     March 24, 1997
-----------------------------
    Anthony F. Markel

/s/ Theodore L. Chandler, Jr.                  Director                                     March 24, 1997
-----------------------------
    Theodore L. Chandler, Jr.

/s/ Robert F. Mizell                           Director                                     March 24, 1997
-----------------------------
    Robert F. Mizell

/s/ C. T. Hill                                 Director                                     March 24, 1997
-----------------------------
    C. T. Hill


                                  EXHIBIT INDEX


Exhibit No.                                                  Document
-----------                                                  --------


3(i)     Amended and  Restated  Articles of  Incorporation,  incorporated  by reference to Exhibit 3(i) of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
3(ii)    Amended and Restated  Bylaws,  incorporated  by reference  to Exhibit  3(ii) of the  Registrant's
         Form SB-2 Registration Statement, as amended, File No. 333-3188.
4        Form of Stock  Certificate,  incorporated by reference to Exhibit 4 of the Registrant's Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.1     Deed of Lease, as amended,  dated April 6, 1992, between Lingerfelt and Carpenter and Open Plan
         Systems,  Inc.,  incorporated  by reference to Exhibit 10.1 of the Registrant's Form SB-2
         Registration  Statement,  as amended, File No. 333-3188.
10.2     Commercial  Lease Contract,  dated May 4, 1993,  between M.D. Hodges  Enterprises,  Inc. and Open
         Plan  Systems,  Inc.,  incorporated  by reference to Exhibit 10.2 of the  Registrant's  Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.3     Commercial  Note made by Open Plan  Systems,  Inc.  in favor of  Crestar  Bank as of May 9, 1996, incorporated by reference to Exhibit 10.3 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.4     Security  Agreement,  dated May 7, 1996,  between Crestar Bank and Open Plan Systems,  Inc., incorporated  by reference to Exhibit 10.4 of the Registrant's Form SB-2  Registration  Statement,
         as amended,  File No. 333-3188.
10.5     Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan,  as amended,  incorporated  by reference to
         Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
10.6     Open  Plan  Systems,  Inc.  1996  Stock  Option  Plan For  Non-Employee  Directors,  as  amended, incorporated by reference to Exhibit 4.4 of the  Registrant's  Form S-8  Registration  Statement,
         File No. 333-15219.
10.7     Buy-Sell  Agreement,  dated May 24, 1996,  between the Company and Stan A. Fischer,  incorporated by reference to Exhibit 10.7 of the Registrant's  Form SB-2 Registration  Statement,  as amended,
         File No. 333-3188.
10.8     Buy-Sell  Agreement,   dated  May  15,  1996,  between  the  Company  and  Gregory  P.  Campbell, incorporated by reference to Exhibit 10.8 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.9     Tax Sharing Agreement,  dated May 1, 1996, between the Company and each of the shareholders named therein, incorporated by reference to Exhibit 10.9 of the Registrant's Form SB-2 Registration
         Statement, as amended, File No. 333-3188.
10.10    Form of Employee Non-Qualified Stock Option Agreement*
10.11    Form of Non-Employee Director Non-Qualified Stock Option Agreement*
10.12    Stock Purchase Agreement,  dated September 24, 1996, between Open Plan Systems,  Inc., Immaculate
         Eagle,  Inc.,  Paul A. Covert,  Todd A. Thomann and Siimon,  Inc.,  incorporated  by reference to
         Exhibit 2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.
10.13    Lease, dated August 8, 1993, between Quality Dairy Company and Immaculate Eagle, Inc.*
10.14    Open Plan Systems, Inc. Bonus Program for Officers*
11       Statement re: Computation of Earnings Per Share*
16       Letter from  Martin,  Dolan & Holton,  Ltd.  regarding  change in  accountants,  incorporated  by reference to Exhibit 16 of the Registrant's Form SB-2 Registration  Statement,  as amended,  File
         No. 333-3188.
21       Subsidiaries of the Registrant*
23.1     Consent of Ernst & Young LLP*
23.2     Consent of Ernst & Young LLP*
27       Financial Data Schedule    * (filed electronically only)


--------
*  Filed herewith