Form 10QSB
period 1997-03-31
OPEN PLAN SYSTEMS INC
filed 1997-05-16
CIK 1011738

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1997

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20743


                             OPEN PLAN SYSTEMS, INC.
     (Exact name of small business issuer as specified in its charter)


          Virginia                                       54-1515256
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization)

      4299 Carolina Avenue,                                23222
   Building C, Richmond, Virginia                        (Zip Code)
(Address of principal executive office)

                               (804) 228-5600
                         (Issuer's telephone number)

          -------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, no par value - 4,472,433 shares as of May 1, 1997.

                             OPEN PLAN SYSTEMS, INC.

                                    Contents


PART I.    FINANCIAL INFORMATION                                                                      PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1997 (unaudited)                                    1
              and December 31, 1996

           Consolidated Statements of Income - Three months ended                                      2
              March 31, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows - Three months ended                                  3
              March 31, 1997 and 1996 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 1997                                 5

Item 2.    Management's Discussion and Analysis of                                                     8
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          14

Item 2.    Changes in Securities                                                                      14

Item 3.    Defaults Upon Senior Securities                                                            14

Item 4.    Submission of Matters to a Vote of                                                         14
              Security Holders

Item 5.    Other Information                                                                          14

Item 6.    Exhibits and Reports on Form 8-K                                                           14


SIGNATURES

                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                              March 31         December 31
                                                                                1997              1996
                                                                            (Unaudited)

   Assets
   Current assets:
      Cash and cash equivalents                                            $        1,609     $        3,066
      Trade accounts receivable, net                                                5,378              5,252
      Inventories                                                                   7,722              6,807
      Prepaids and other                                                              452                431
      Refundable income taxes                                                         705                385
      Deferred income taxes                                                            71                 52
                                                                         -------------------------------------
   Total current assets                                                            15,937             15,993

   Property and equipment, net                                                      2,826              2,698
   Goodwill, net                                                                    4,603              4,621
   Other                                                                              437                398
                                                                         -------------------------------------
   Total assets                                                            $       23,803   $         23,710
                                                                         =====================================

   Liabilities and stockholders' equity Current liabilities:
      Trade accounts payable                                             $                  $           1,457
                                                                                    1,704
      Accrued compensation                                                            172                247
      Other accrued liabilities                                                       312                150
      Customer deposits                                                               763                655
      Current portion of long-term debt and capital lease
        obligations                                                                   192                212
                                                                         -------------------------------------
   Total current liabilities                                                        3,143              2,721

   Deferred income taxes                                                              117                106
   Long-term debt and capital lease obligations, less current
      portion                                                                          67                 92
                                                                         -------------------------------------
   Total liabilities                                                                3,327              2,919

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,472                                      20,088             20,088
      Additional capital                                                              137                137
      Retained earnings                                                               251                566
                                                                         -------------------------------------
   Total stockholders' equity                                                      20,476             20,791
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       23,803   $         23,710
                                                                         =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                  Consolidated Statements of Income (Unaudited)
                    (amounts in thousands, except per share)


                                                                                Three Months ended March 31
                                                                                     1997              1996
                                                                               -----------------------------------

Net sales                                                                       $      6,437      $      5,580

Cost of sales                                                                          4,976             3,595
                                                                               -----------------------------------

Gross profit                                                                           1,461             1,985

Operating expenses:
   Amortization of intangibles                                                            69                 -
   Selling and marketing                                                               1,250               681
   General and administrative                                                            728               342
                                                                               -----------------------------------
                                                                                       2,047             1,023
                                                                               -----------------------------------
Operating (loss) income                                                                 (586)              962

Other (income) expense:
   Interest expense                                                                        8                63
   Interest income                                                                       (35)               (7)
   Other, net                                                                            (10)               (8)
                                                                               -----------------------------------
                                                                                         (37)               48
                                                                               -----------------------------------
(Loss) income before income tax (benefit) expense                                       (549)              914

Income tax benefit                                                                      (234)                --
                                                                               ===================================
Net income                                                                      $       (315)    $         914
                                                                               ===================================

Loss per common share                                                                $ (.07)
                                                                               ==================

Weighted average common shares outstanding                                             4,472
                                                                               ==================
Pro forma income data:
   Pro forma income before income taxes                                                          $         914
   Pro forma provision for income taxes                                                                    356
                                                                                                 =================
   Pro forma net income                                                                          $         558
                                                                                                 =================

   Pro forma earnings per common share                                                           $        .21
                                                                                                 =================

   Weighted average common shares outstanding                                                            2,700
                                                                                                 =================

   See accompanying notes.

                               OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)


                                                                               Three Months ended March 31
                                                                                   1997            1996
                                                                             ---------------------------------

Operating activities
Net income                                                                     $        (315) $           914
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on receivables                                                  29               23
     Depreciation and amortization                                                       282               50
     Deferred income taxes                                                                (8)              --
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (155)            (924)
       Inventories                                                                      (915)            (293)
       Prepaids and other                                                               (390)              --
       Trade accounts payable                                                            247               66
       Customer deposits                                                                 108              (89)
       Accrued and other liabilities                                                      49             (163)
                                                                             ---------------------------------
Net cash provided by operating activities                                             (1,070)            (416)

Investing activities
Purchases of property and equipment                                                     (341)            (205)
Other                                                                                     --               (6)
                                                                             ---------------------------------
Net cash used in investing activities                                                   (341)            (211)


                             OPEN PLAN SYSTEMS, INC.
          Consolidated Statements of Cash Flows (Unaudited) (continued)
                             (amounts in thousands)


                                                                                Three Months ended March 31
                                                                                  1997             1996
Financing activities
Advances to stockholders                                                     $            --  $         (120)
Repayment of advances to stockholders                                                     --              62
Net borrowings on revolving line of credit                                                --           1,293
Principal payments on long-term debt, and capital lease
  obligations                                                                            (46)            (52)
Distributions to stockholders                                                              --            (723)
                                                                             ----------------------------------
Net cash used in financing activities                                                    (46)            460
                                                                             ----------------------------------

Decrease in cash and cash equivalents                                                 (1,457)           (167)

Cash and cash equivalents at beginning of period                                       3,066             242
                                                                             ==================================
Cash and cash equivalents at end of period                                   $        1,609   $           75
                                                                             ==================================

Supplemental disclosures
Interest paid                                                                $             8  $           63
                                                                             ==================================

Income taxes paid                                                            $            17  $           --
                                                                             ==================================

Summary of non-cash transactions

Distributions offset against advances to Stockholders                         $           --  $          408
                                                                             ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1997

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997 or for any other interim period.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                            March 31         December 31
                                                              1997               1996
                                                       -------------------------------------
                                                           (Unaudited)

Components and fabric                                           $3,552             $3,355
Jobs in process and finished goods                               4,170              3,452
                                                       -------------------------------------
                                                                $7,722             $6,807
                                                       =====================================


3. Income Taxes

Prior to the Company's initial public offering of common stock in June 1996, the Company had elected by consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal and state income taxes on its corporate income. Instead the Company's income was included in the income of its stockholders for federal and state income tax purposes. The Company revoked its S-Corporation election effective May 31, 1996.




4. Pro Forma Information

The accompanying pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all periods presented.

Pro forma earnings per common share are based on the weighted average common shares outstanding for 1996 increased for the average number of shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the declared S-Corporation distribution of $2,695,000 which was paid from the proceeds of the offering.

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

         The Company sells approximately 20% of its Work Stations through its dealer network. While the Company prefers to sell directly to the end-user through its own sales offices, it will continue to use dealers in non-exclusive relationships, in markets that are too small to support a sales office or in markets where it does not expect to be able to open a sales office in the near future. Selling through Company-owned sales offices rather than through dealers increases the Company's selling costs due to increased overhead and salesperson compensation expenses. However, the Company believes that these increased costs are more than offset by the portion of the dealer gross profit margin captured by the Company. The Company believes that the fifty largest metropolitan areas in the United States are of sufficient size to support a Company sales office. A core component of the Company's growth strategy is to increase sales by opening new sales offices and adding additional sales personnel. The Company acquired the expertise to manufacture new office furniture and Haworth office furniture through separate acquisitions in 1996.


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

Results of Operations

         The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                 Three Months Ended
                                                       March 31,
                                                    1997         1996

Net sales ....................................     100.0%      100.0%
Cost of sales ................................      77.3        64.4
                                                ----------- -----------
Gross profit .................................      22.7        35.6
Amortization of intangibles ..................       1.1         0.0
Selling and marketing expenses ...............      19.4        12.2
General and administrative expenses ..........      11.3         6.1
                                                ----------- -----------
Operating (loss)income .......................      (9.1)       17.3
Other (income) expense........................      (0.6)        0.9
                                                ----------- -----------
Net income before income taxes................      (8.5)       16.4
Provision for income taxes ...................      (3.6)        0.0
                                                ----------- -----------
Net income ...................................      (4.9)%      16.4%
                                                =========== ===========


     Comparison of Three Months Ended March 31, 1997 and March 31, 1996

         Sales. Sales in the three months ended March 31, 1997 were $6,437,000, an increase of $857,000 or 15.3% over the same period in 1996. The increase was primarily due to the acquisition of TFM Remanufactured Furniture in the fourth quarter of 1996. Sales for the Company's sales offices which were open in both the first quarters of 1996 and 1997 actually decreased from prior year levels. The Company believes the decrease was primarily the result of a change in advertising strategies implemented during the second half of 1996. The Company's newer sales offices generally did not meet expectations in the quarter while the more mature sales offices (open in excess of 2 years) continued to show revenue and volume increases. Additionally, the Company opened sales offices in Detroit and Philadelphia during the quarter.

         The Company also believes that based on initial customer response, its new direct mail advertising programs put in place during the first quarter of 1997 will prove to be more effective than the telemarketing programs they have replaced. Additionally, the Company has begun to add additional salesmen to some branch offices to help increase the visibility and marketing efforts in certain markets. The Company believes that these changes will allow underperforming sales offices to meet their potential.

         Cost of Sales. The Company's cost of sales includes cost of raw materials (new and used workstation components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. As discussed in previous quarters, during the third quarter of 1996, the Company expanded its strategy of manufacturing component parts that had previously been purchased from third parties. In September 1996, the Company placed in service equipment purchased during the second quarter of 1996 from Birum Corporation and commenced operations. This asset purchase allowed the Company to manufacture all the metal and wood component parts used in the remanufacturing process and in the Company's line of new furniture.

         Cost of sales increased from $3,595,000 in the first quarter of 1996 to $4,976,000 for the first quarter of 1997, or $1,381,000, primarily as a result of the increased sales volume. The gross profit margin decreased during the quarter to 22.7% from 35.6% in the same period last year. This decrease was primarily the result of manufacturing inefficiencies that occurred in the fourth quarter of 1996 and early in 1997. When the Company purchased the equipment from Birum, the Company immediately began producing a wide array of component parts for use in the remanufacuring business, and all the parts necessary to build the Company's line of new workstations. As a result of the rapid implementation, expected manufacuring efficiencies were not achieved, and product costs increased. Additionally, the Company experienced quality problems and training issues related to the large product mix that was being manufactured on the plant floor.

         The Company has initiated several new programs during the first quarter to address these issues. Among the actions undertaken by the Company are strategic sourcing initiatives to determine whether the Company should make or buy certain products. The Company has determined that there are certain products that it can manufacture efficiently and others that it should purchase from part suppliers or in the used furniture market. Accordingly, the Company has reduced unit costs by limiting manufacturing processes and outsourcing the production of other component parts. The Company believes that these actions will result in improvements to the gross margin over the next several quarters until it returns to historical percentages.

         Operating Expenses. The Company's most significant operating expense is selling and marketing expense. These costs are primarily related to salesperson compensation, advertising and other marketing expenses and rents. The Company compensates its salespeople through a combination of salaries, commissions and bonuses. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build brand recognition and generate sales leads that may contribute to sales in later periods.

         Selling expenses for the first quarter of 1997 increased to $1,250,000 from $681,000 in the first quarter of 1996, or $569,000. This increase was related to the acquisition of TFM as well as the opening of five new sales offices during the past year. Selling expenses for TFM totaled approximately $285,000 in the quarter, or half of the increase. The remaining increase is attributable to the fact that it typically takes several years for new sales offices to generate enough sales to provide targeted returns. This increases the percentage of selling expenses to sales since the higher initial costs of these sales offices have not yet been offset with the increased sales volume expected from these offices.

         Additionally during the first quarter of 1997, the Company revised its marketing strategy from its previous telemarketing efforts to direct mail advertising targeted to prospective companies in certain of its markets. These targeted companies are of the size that the Company has been most successful in its marketing efforts in the past. The Company is encouraged by the early responses in markets where the Company's previous advertising efforts have not succeeded. The telemarketing group was disbanded due in large part to the difficulty of reaching potential purchasers through traditional telemarketing techniques. The Company believes that the new method will be a more effective manner of advertising in certain markets than previous methods.

         General and administrative expenses increased to $728,000 from $342,000, or $386,000. The increase in the first quarter was related primarily to investments made in the Company's infrastructure to handle current and future capacity as well as certain non-recurring costs. The non-recurring costs, totaling approximately $150,000, related to professional expenses in connection with the evaluation of several potential acquisition candidates. Ultimately, the Company determined that these acquisitions were not in the best interests of the Company. These expenses also increased during the first quarter due to legal and professional fees required as a public company. The Company believes that general and administrative expenses will trend lower as a percentage of sales as the year progresses, subject to costs which may be incurred in evaluating potential acquisition candidates.

         Other Non-Operating Income and Expense. Total other income and expense changed from an expense of $48,000 for the first quarter of 1996 to income of $37,000 for the first quarter of 1997. The primary reason for the increase is due to cash raised at the Company's initial public offering. During 1996, the Company paid off its line of credit debt and invested excess cash proceeds of the offering to maximize returns.

         Income Taxes. The income tax benefit of $234,000 was caused by the Company's pretax loss for the quarter. In the prior year the Company was treated as an S-Corporation for federal and state income tax purposes. The higher marginal tax rate between pro-forma taxes and actual 1997 taxes is due to the non-deductibility of certain intangible assets and life insurance policies of certain executives.

Liquidity and Capital Resources
         Cash Flows from Operating Activities. Net cash used in operating activities of $1,070,000 for the first quarter of 1997, as compared to $416,000 in the first quarter of 1996, was primarily used to fund increased working capital. This increase was primarily the result of the Company reinstituting a product stocking program comparable to what was maintained in prior years. The Company had in stock approximately one month's volume of panels and worksurfaces at March 31, 1997 to enable to the Company to respond quickly to customer orders. Trade accounts receivable increased by $126,000 due to sales volumes at the end of the quarter and lengthening of terms on certain customers. The Company believes that future receivable growth from increased sales volume will be tempered with decreases in the number of days sales outstanding.

         Cash Flows from Investing Activities. Net cash used in investing activities was $341,000 for the first quarter of 1997 versus $211,000 in the first quarter of 1996. This increase is due to the growth of the Company over the past year and expenditures on its new information system. The Company anticipates that capital spending for 1997 will range between $1.5 million and $2 million during 1997. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the line of credit.

         Cash Flows from Financing Activities. Net cash used in financing activities was $46,000 in the first quarter of 1997. This represented principal payments on outstanding long-term debt and capital leases. Net cash provided by financing activities of $460,000 for the first quarter of 1996 primarily consisted of distributions to shareholders to pay tax obligations offset by additional borrowings needed to fund those distributions and increases in working capital.

         Expected Future Cash Flows. Cash provided by operating activities should increase as profitability growth should exceed the growth in receivables and inventory. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its credit line will be adequate to fund its capital expenditures and business acquisition strategy.

         The Company plans to continue evaluating future strategic business combinations to complement the existing business and expand the geographic range of the business.

Seasonality and Impact of Inflation

         Historically, the Company has experienced lower net sales levels in the second and third quarters of the year and increased levels in the first and fourth quarters. The Company believes that this seasonal increase in sales volume is due to the tendency of customers to expend funds budgeted for office furniture either early in the calendar year or after the summer vacation season. The Company believes that its new product offerings will enable it to be somewhat more competitive on a year-round basis. Because the Company recognizes revenues upon shipment and typically ships workstations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

         Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Impact of New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Had Statement 128 been applied to the period presented herein, there would have been no change in earnings per share, since the Company's presently outstanding options are anti-dilutive.

Forward-Looking Statements

         The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 1997 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the statements of this report.

                             OPEN PLAN SYSTEMS, INC.
                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None.

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

  Exhibit No.    Description
---------------- --------------------------------------------------------------

      11         Schedule Re: Computation of Per Share Earnings

      27         Financial Data Schedule (filed electronically only)

              (b)  Reports on Form 8-K

                   None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           OPEN PLAN SYSTEMS, INC.
                          ------------------------------------------------------
                          ------------------------------------------------------
                                                 (Registrant)



Date:      May 14, 1997                     /s/ Stan A. Fischer
                          ------------------------------------------------------
                                                Stan A. Fischer
                                                   President



Date:      May 14, 1997                     /s/ Gary M. Farrell
                          ------------------------------------------------------
                                                Gary M. Farrell
                                             Chief Financial Officer



Date:      May 14, 1997                      /s/ Neil F. Suffa
                          ------------------------------------------------------
                                                 Neil F. Suffa
                                              Corporate Controller

                             OPEN PLAN SYSTEMS, INC.
                                  EXHIBIT INDEX


Exhibit No.       Description
---------------- ---------------------------------------------------------------
11                Schedule Re: Computation of Per Share Earnings

27                Financial Data Schedule (filed electronically only)