Form 10QSB
period 1997-06-30
OPEN PLAN SYSTEMS INC
filed 1997-08-19
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

          -------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report)


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

Common Stock, no par value - 4,472,433 shares as of July 31, 1997.
Transitional Small Business Disclosure Format (check one): Yes          No   X

                             OPEN PLAN SYSTEMS, INC.

                                    Contents


PART I.    FINANCIAL INFORMATION                                                                     PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 1997 (unaudited)                                     1
              and December 31, 1996

           Consolidated Statements of Operations- Three months and six months                          2
              ended June 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows - Three months and six 3 months ended June 30, 1997 and 1996 (unaudited)

           Notes to Consolidated Financial Statements - June 30, 1997                                  5

Item 2.    Management's Discussion and Analysis of                                                     8
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          14

Item 2.    Changes in Securities                                                                      14

Item 3.    Defaults Upon Senior Securities                                                            14

Item 4.    Submission of Matters to a Vote of                                                         14
              Security Holders

Item 5.    Other Information                                                                          14

Item 6.    Exhibits and Reports on Form 8-K                                                           14


SIGNATURES

                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                               June 30         December 31
                                                                                1997              1996
                                                                         -------------------------------------
                                                                            (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                            $          301     $        3,066
      Trade accounts receivable, net                                                5,146              5,252
      Inventories                                                                   9,201              6,807
      Prepaids and other                                                              607                431
      Refundable income taxes                                                         738                385
      Deferred income taxes                                                           120                 52
                                                                         -------------------------------------
   Total current assets                                                            16,113             15,993

   Property and equipment, net                                                      2,778              2,698
   Goodwill, net                                                                    4,544              4,621
   Other                                                                              462                398
                                                                         -------------------------------------
   Total assets                                                            $       23,897   $         23,710
                                                                         =====================================

   Liabilities and stockholders' equity Current liabilities:
      Trade accounts payable                                             $          1,945   $          1,457
      Accrued compensation                                                            189                247
      Other accrued liabilities                                                       223                150
      Customer deposits                                                               699                655
      Current portion of long-term debt and capital lease
        obligations                                                                   174                212
                                                                         -------------------------------------
   Total current liabilities                                                        3,230              2,721

   Deferred income taxes                                                              124                106
   Long-term debt and capital lease obligations, less current
      Portion                                                                          42                 92
                                                                         -------------------------------------
   Total liabilities                                                                3,396              2,919

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,472                                      20,088             20,088
      Additional capital                                                              137                137
      Retained earnings                                                               276                566
                                                                         -------------------------------------
   Total stockholders' equity                                                      20,501             20,791
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       23,897   $         23,710
                                                                         =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                Three Months ended                  Six Months ended June 30
                                                                      June 30
                                                               1997             1996             1997              1996
                                                         ---------------------------------------------------------------------

Net sales                                                 $      7,164      $     4,965     $     13,601       $    10,545

Cost of sales                                                    5,010            3,313            9,986             6,908
                                                         ---------------------------------------------------------------------
Gross profit                                                     2,154            1,652            3,615             3,637

Operating expenses:
   Amortization of intangibles                                      69                               138                 -
   Selling and marketing                                         1,504              802            2,754             1,482
   General and administrative                                      573              273            1,301               615
                                                         ---------------------------------------------------------------------
                                                                 2,146            1,075            4,193             2,097
                                                         ---------------------------------------------------------------------
Operating (loss) income                                              8              577             (578)            1,540

Other (income) expense:
   Interest expense                                                 11               60               19               123
   Interest income                                                 (24)             (40)             (59)              (47)
   Other, net                                                       (4)              (7)             (14)              (15)
                                                         ---------------------------------------------------------------------
                                                                   (17)              13              (54)               61
                                                         ---------------------------------------------------------------------
Income (loss) before income taxes                                   25              564             (524)            1,479

Income tax expense (benefit)                                        --               22             (234)               22
                                                         ---------------------------------------------------------------------
Net income (loss)                                        $          25     $        542     $       (290)    $       1,457
                                                         =====================================================================

Earnings (Loss) per common share                                $  .01                           $  (.06)
                                                         =================                 ==================
Weighted average common shares outstanding                       4,472                             4,472
                                                         =================                 ==================

Pro forma income data:
   Pro forma income before income taxes                                   $         564                      $       1,479
   Pro forma provision for income taxes                                             220                                577
                                                                          -----------------
                                                                                                             =================
   Pro forma net income                                                   $         344                      $         902
                                                                          =================                  =================
   Pro forma earnings per common share                                    $         .11                      $         .31
                                                                          =================                  =================

   Weighted average common shares outstanding                                     3,137                              2,918
                                                                          =================                  =================

       See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)


                                                            Three Months ended June 30            Six Months ended June 30
                                                               1997             1996             1997              1996
                                                         ---------------------------------------------------------------------

Operating activities
Net income (loss)                                          $          25    $         542    $        (290)    $       1,457
Adjustments to reconcile net income (loss) to net
   cash (used) provided by operating activities:
   Provision for losses on receivables                                 8              (10)               8                13
   Depreciation and amortization                                     206               46              418                96
    Loss on sale of property                                           4                3                4                 3
   Deferred income taxes                                             (23)             (17)             (46)              (17)
   Changes in operating assets and liabilities:
     Accounts receivable                                             224              526               98              (398)
     Inventories                                                  (1,479)            (638)          (2,394)             (931)
     Prepaids and other                                             (241)              18             (559)               18
     Trade accounts payable                                          241               93              488               159
     Customer deposits                                               (64)              65               40               (25)
     Accrued and other liabilities                                   (74)             (24)              23              (187)
                                                         ---------------------------------------------------------------------
Net cash (used) provided by operating activities                  (1,173)             604           (2,210)              188

Investing activities
Purchases of property and equipment                                 (101)            (520)            (474)             (725)
Proceeds from the sale of property and equipment                       8               64                8                64
Other                                                                 --               (3)              --                (9)
                                                         ---------------------------------------------------------------------
Net cash used in investing activities                                (93)            (459)            (466)             (670)

                             OPEN PLAN SYSTEMS, INC.
          Consolidated Statements of Cash Flows (Unaudited) (continued)
                             (amounts in thousands)



                                                            Three Months ended June 30            Six Months ended June 30
                                                               1997             1996             1997              1996
                                                         ---------------------------------------------------------------------
Financing activities
Advances to stockholders                                 $            --    $        (186)   $          --    $         (306)
Repayment of advances to stockholders                                 --               --               --                62
Net (repayments) borrowings on revolving line of
   credit                                                             --           (4,000)              --            (2,706)
Principal payments on long-term debt, and capital
   lease  obligations                                                (42)             (45)             (89)              (97)
Proceeds from sale of common stock                                    --           17,560               --            17,560
Distributions to stockholders                                         --           (3,036)              --            (3,760)
                                                         ---------------------------------------------------------------------
Net cash (used) provided by financing activities                     (42)          10,293              (89)           10,753
                                                         ---------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                  (1,308)          10,438           (2,765)           10,271

Cash and cash equivalents at beginning of period                   1,609               75            3,066               242
                                                         ---------------------------------------------------------------------
Cash and cash equivalents at end of period               $           301   $       10,513  $           301    $       10,513
                                                         =====================================================================

Supplemental disclosures
Interest paid                                            $            11   $           60  $            11    $          123
                                                         =====================================================================

Income taxes paid                                        $           136   $           --  $           136    $           --
                                                         =====================================================================

Summary of non-cash transactions

Distributions offset against advances to stockholders
                                                          $           --   $          183   $           --    $          591
                                                         =====================================================================

Notes payable for equipment                               $           --   $          502   $           --    $          502
                                                         =====================================================================


See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 1997

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. The results for the three month and six month periods ending June 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997 or for any other interim period.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                             June 30         December 31
                                                              1997               1996
                                                       -------------------------------------
                                                            (Unaudited)

Components and fabric                                           $4,761             $3,355
Jobs in process and finished goods                               4,440              3,452
                                                       -------------------------------------
                                                                $9,201             $6,807
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

3. Indebtedness

During June 1997, the Company renegotiated it's revolving line of credit with a bank. The new credit facility provides for borrowings up to $10,000,000 through May 1998. The borrowings bear interest at varying amounts depending on the Company meeting and maintaining certain levels of income for the four most recent quarters. There were no outstanding borrowings under the line at June 30, 1997. Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivables and inventories. Under the terms of the agreement, the Company is required to maintain a defined earnings to debt ratio and an interest coverage ratio. The Company was in compliance with all covenants of the agreement at June 30, 1997.


4. Pro Forma Information

The accompanying pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all periods presented.

Pro forma earnings per common share are based on the weighted average common shares outstanding for 1996 increased for the average number of shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the final S-Corporation distribution of $2,695,000 to the Company's shareholders.

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

Results of Operations

         The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                    1997        1996      1997       1996

Net sales ..........................              100.0%      100.0%     100.0%     100.0%
Cost of sales ......................               69.9        66.7       73.4       65.5
                                                ----------- ---------- ---------- -----------
Gross profit .......................               30.1        33.3       26.6       34.5
Amortization of intangibles ........                1.0         0.0        1.0        0.0
Selling and marketing expenses .....               21.0        16.2       20.2       14.1
General and administrative expenses.                8.0         5.5        9.6        5.8
                                                ----------- ---------- ---------- -----------
Operating (loss) income ............                0.1        11.6       (4.2)      14.6
Other (income) expense..............               (0.2)        0.3       (0.4)       0.6
                                                ----------- ---------- ---------- -----------
Net income before income taxes......                0.3        11.3       (3.8)      14.0
Provision for income taxes .........                0.0         0.4       (1.7)       0.2
                                                ----------- ---------- ---------- -----------
Net income .........................                0.3%       10.9%      (2.1)%     13.8%
                                                =========== ========== ========== ===========


Comparison of Three Months and Six Months Ended June 30, 1997 and June 30, 1996

         Sales. Sales in the three months ended June 30, 1997 were $7,164,000, an increase of approximately $2,199,000 or 44.3% over the same period in 1996. Sales for the six months ending June 30, 1997 were $13,601,000, an increase of $3,056,000 or 28.9% over the same period in 1997. The increase in sales was primarily due to the acquisition of TFM Remanufactured Furniture in the fourth quarter of 1996. Sales for the Company's sales offices which were open in both of the first two quarters of 1996 and 1997 actually decreased slightly from prior year levels. The Company believes the decrease was primarily the result of salespeople resolving customer service issues resulting from operational and shipping problems experienced at the end of 1996 and beginning of 1997. The Company's newer sales offices generally did not meet expectations in the second quarter although their revenue and volume increased from first quarter levels. The Company did not open any sales offices in the second quarter but opened offices in Detroit and Philadelphia during the first quarter.

         The Company believes that, based on initial customer response, its new direct mail advertising programs put in place during the first quarter of 1997 will prove to be more effective than the telemarketing programs they have replaced. Additionally, the Company has begun to add additional salesmen to some branch offices to help increase the visibility and marketing efforts in certain markets. While progress has been made during the second quarter, the Company believes that these changes will have a positive impact on long-term sales office performance.

         Cost of Sales. The Company's cost of sales includes cost of raw materials (new and used workstation components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. As discussed in previous quarters, the Company expanded its strategy of manufacturing component parts that had previously been purchased from third parties. In September 1996, the Company placed in service equipment purchased during the second quarter of 1996 from Birum Corporation and commenced its new part manufacturing operations. This equipment purchase allows the Company to manufacture all the metal and wood component parts used in the remanufacturing process and in the Company's line of new work stations.

         Cost of sales increased by $1,697,000 in the second quarter of 1997 from the $3,313,000 reported in the second quarter of 1996 and increased by $3,078,000 for the first two quarters of 1997 as compared to the $6,908,000 reported in the comparable period of 1996. The increase in cost of sales were primarily attributable to volume increases. The gross margin decreased to 30.1% in the second quarter of 1997 from 33.3% in the second quarter of 1996 and decreased to 26.6% for the first half of 1997 as compared 34.5% for the comparable period in 1996. The gross margin actually increased by 32.6% in the second quarter from the 22.7% reported in the first quarter. Such increase in margin is primarily attributable to the new programs initiated in the first quarter and further enumerated below.

         Upon commencement of the new part manufacturing operations, the Company immediately began producing a wide array of component parts for use in the remanufacturing business, and all the parts necessary to build the Company's line of new workstations. As a result of the rapid implementation, expected manufacturing efficiencies were not achieved and product costs increased. Additionally, the Company experienced quality problems and training issues related to the large product mix that was being manufactured on the plant floor. The Company initiated several new programs during the first quarter to address these issues. Among the actions undertaken by the Company were strategic sourcing initiatives which determine, on a part by part basis, whether the Company should make or buy component parts. The Company has determined that there are certain products that it can manufacture efficiently and others that it should purchase from part suppliers or in the used furniture market. Accordingly, the Company has reduced unit costs by limiting manufacturing processes and outsourcing the production of other component parts. The impact of these strategic sourcing changes is partially reflected in the increase in gross margin in the second quarter.

      While the Company is pleased by the progress made thus far, it believes that further benefits will be realized over the next several quarters until the Company's gross margin returns to or exceeds historical percentages.

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

         Selling and marketing expenses for the second quarter of 1997 increased to $1,504,000 from $802,000 in the second quarter of 1996 and increased to $2,754,000 for the first half of 1997 from $1,482,000 for the first half of 1996. The increases were related to the acquisition of TFM Remanufactured Furniture as well as the opening of five new sales offices during the past year. The Company, as a result of its new marketing initiatives, increased its advertising expense by approximately 50% over prior year levels. An additional contributing factor in the sales and marketing increase is that it typically takes several years for new sales offices to generate enough sales to provide targeted returns. This increases the percentage of selling expenses to sales since the higher initial costs of these sales offices have not yet been offset with the increased sales volume expected from these offices. Additionally, the Company incurred additional expenses related to the restructuring of its sales office management structure during the second quarter of 1997.

         Additionally during the first quarter of 1997, the Company revised its marketing strategy from its previous telemarketing efforts to direct mail advertising targeted to prospective companies in certain of its markets. These targeted companies are of the size that the Company has been most successful in its marketing efforts in the past. The Company is encouraged by the early responses in markets where the Company's previous advertising efforts have not succeeded. Sales in those branches increased in the second quarter of 1997 over the first quarter of this year. The telemarketing group was disbanded due to the difficulty of reaching potential purchasers through traditional telemarketing techniques. The Company believes that the new method will be a more effective manner of advertising in certain markets than previous methods.

         General and administrative expenses increased to $573,000 in the second quarter of 1997 from the $273,000 reported in the second quarter of 1996 and increased to $1,301,000 for the first half of 1997 from the $615,000 reported in the comparable period of 1996. The increase for the second quarter and through the first six months of 1997 was related primarily to investments made in the Company's infrastructure to handle current and future capacity as well as certain non-recurring costs. The non-recurring costs, totaling approximately $40,000 in the quarter and $190,000 year to date, related to professional expenses in connection with the evaluation of several potential acquisition candidates. Ultimately, the Company determined that these acquisitions were not in the best interests of the Company. General and administrative expenses also increased during the first and second quarters due to the effort and expense dedicated to the annual report, annual meeting and other fees required as a public company that the Company had not experienced in prior years. As anticipated, the second quarter administrative expenses decreased as a percentage of sales as compared to the first quarter, and management believes that this trend should continue for he remainder of the year, subject to costs which may be incurred in evaluating potential acquisition candidates.

         Other Non-Operating Income and Expense. Total other income and expense changed from an expense of $13,000 and $61,000, for the second quarter and six months ended June 30, 1996, respectively, to income of $17,000 and $54,000 for the second quarter and six months ended June 30, 1997, respectively. The primary reason for the increase is due to cash raised at the Company's initial public offering. During 1996, the Company paid off its line of credit debt and invested excess cash proceeds of the offering to maximize returns.

         Income Taxes. The income tax benefit of $234,000 for the six months ending June 30, 1997 was caused by the pre-tax losses incurred by the Company through June 30, 1997. Prior to the initial public offering, the Company was treated as an S-Corporation for federal and state income tax purposes. The higher marginal tax rate between pro forma taxes and actual 1997 taxes is due to the non-deductibility of certain intangible assets and life insurance policies of certain executives.

Liquidity and Capital Resources
         Cash Flows from Operating Activities. Net cash used in operating activities was $1,173,000 and $2,210,000 for the three and six months ended June 30, 1997, respectively, as compared to cash provided by operating activities of $604,000 and $188,000 for the second quarter and six months ended June 30, 1996 respectively. The decrease in cash provided by operating activities for those periods was primarily due to lower profits, increased working capital needs in 1997 as compared to 1996 and required raw material and in-process inventories as a result of the Company's new part and component manufacturing capabilities. In particular, the second quarter inventory increase was primarily the result of the Company reinstituting a product stocking program comparable to what was maintained in prior years and building stock for the Heilig-Meyers Furniture Company job which was formally awarded in early July 1997. The Company continued to maintain a stock of approximately one month's volume of panels and worksurfaces at June 30, 1997 to enable to the Company to respond quickly to customer orders. Additionally, the Company instituted a one-week quick ship program for certain products during the course of the second quarter of 1997. The Company anticipates that inventories will decrease somewhat over the next several quarters. Trade accounts receivable decreased by approximately $232,000 during the second quarter of 1997 due to increased collection efforts and the correction of the shipping problems that occurred in early 1997, which allowed the Company to reduce terms that were previously extended for certain customers. The Company believes that future receivable growth from increased sales volume will continue to be tempered with decreases in the number of days sales outstanding.

         Cash Flows from Investing Activities. Net cash used in investing activities was $93,000 and $466,000 for the three and six months ended 1997, respectively, as compared to $459,000 and $670,000 for the three and six months ended June 30, 1996, respectively. The decrease in the second quarter and through the first six months is due to the purchase of equipment from the Birum Corporation in 1996. The 1997 capital expenditures are primarily due to the growth of the Company over the past year and expenditures on its new information system. The Company anticipates that capital spending for 1997 will range between $1.5 million and $2 million during 1997. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the line of credit.

         Cash Flows from Financing Activities. Net cash used in financing activities was $42,000 and $89,000 during the second quarter and six months of 1997. This represented principal payments on outstanding long-term debt and capital leases. Net cash provided by financing activities of $10,293,000 and $10,753,000 for the second quarter and six months ended June 30, 1996, respectively, was primarily the result of the initial public offering offset by distributions to former stockholders and the payoff of debt balances.
         During the second quarter, the Company renegotiated and expanded its revolving line of credit with a bank. The new credit facility provides for borrowings up to $10,000,000 through May 1998 as opposed to a $5,000,000 line of credit under the old facility. The borrowings bear interest at varying amounts depending on the Company meeting and maintaining certain levels of income for the four most recent quarters. There were no outstanding borrowings under the line at June 30, 1997. Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivables and inventories. The Company believes that this expanded line of credit will provide it with significant operating flexibility over the next year.

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is not required to adopt the provisions of Statement No. 130 until 1998. Management does not believe the adoption of Statement No. 130 will have a significant impact on its financial statements.

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

              Not Applicable

Item 3.       Defaults upon Senior Securities

              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              On May 13, 1997, the Registrant held its annual meeting of shareholders. Seven (7) persons were elected to the Board of Directors, divided into Classes I, II and III. Directors in Class I shall serve for a term of one (1) year expiring on the date of the annual meeting of shareholders in 1998, Class II directors shall serve for terms of two (2) years expiring on the date of the annual meeting of shareholders in 1999, and Class III directors shall serve for terms of three (3) years expiring on the date of the annual meeting of shareholders in 2000, with members of each class to hold office until their respective successors are duly elected and qualified. Set forth below are the names of the persons elected at the May 1997 annual meeting as directors, the class in which they serve, and the vote totals for each such director:


                                                                For                           Withheld

                                                               Number                          Number
                                                              of Votes                        of Votes
                Class I - Terms Expire 1998

                      Gary M. Farrell                           4,177,237                         36,850

                      C.T. Hill                                 3,912,089                        301,998



Item 4 (continued)


                Class II - Terms Expire 1999

                      Anthony F. Markel                         4,177,237                         36,850

                      Theodore L. Chandler, Jr.                 3,912,089                        301,998

                Class III - Terms Expire 2000

                      Stan A. Fischer                           4,177,237                         36,850

                      Troy A. Peery, Jr.                        4,175,616                         38,471

                      Robert F. Mizell                          4,065,532                        148,555


                      The only other  matter  considered  at the May 1997 Annual
              Meeting was the ratification of the appointment of the firm of Ernst & Young LLP as independent auditors for the Registrant for the fiscal year ending December 31, 1997. The vote total for approval of this matter is set forth below:


                                                                                         Number
                                                                                        of votes

                           For.................................................        3,934,661

                           Against ...........................................            21,150

                           Abstain ...........................................           144,950


Item 5.       Other Information

              Not Applicable




Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

              The  registrant  has included the following  exhibits  pursuant to
Item 601 of Regulation S-B.

                  Exhibit No.    Description
                ---------------- --------------------------------------------------------------

                     10.1        $10,000,000 Line of Credit Agreement with Crestar Bank

                      11         Schedule Re: Computation of Per Share Earnings

                      27         Financial Data Schedule (filed electronically only)

              (b)  Reports on Form 8-K

                  None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        OPEN PLAN SYSTEMS, INC.
                                             ----------------------------------
                                                             (Registrant)



Date:      August 12, 1997                              /s/ Stan A. Fischer
                                              ----------------------------------
                                                            Stan A. Fischer
                                                              President



Date:      August 12, 1997                             /s/ Gary M. Farrell
                                             -----------------------------------
                                                           Gary M. Farrell
                                                        Chief Financial Officer



Date:      August 12, 1997                            /s/ Neil F. Suffa
                                            ------------------------------------
                                                          Neil F. Suffa
                                                       Corporate Controller

                                          OPEN PLAN SYSTEMS, INC.

                                              EXHIBIT INDEX


             Exhibit No.       Description
             ----------------- ---------------------------------------------------------------

             10.1              $10,000,000 Line of Credit Agreement with Crestar Bank

             11                Schedule Re: Computation of Per Share Earnings

             27                Financial Data Schedule (filed electronically only)