Form 10QSB
period 1997-09-30
OPEN PLAN SYSTEMS INC
filed 1997-11-13
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20743


                             OPEN PLAN SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


        Virginia                                            54-1515256
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

     4299 Carolina Avenue,
  Building C, Richmond, Virginia                      23222
(Address of principal executive office)              (Zip Code)

                                 (804) 228-5600
                           (Issuer's telephone number)

          _____________________________________________________________
(Former name,former address and former fiscal year,if changed since last report)


     Check  whether the  issuer:  (1)filed  all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, no par value - 4,472,433 shares as of October 31, 1997.

Transitional Small Business Disclosure Format (check one):   Yes         No   X

                             OPEN PLAN SYSTEMS, INC.

                                    Contents


PART I.   FINANCIAL INFORMATION                                                                     PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1997 (unaudited)                                1
              and December 31, 1996

           Consolidated Statements of Operations- Three months and nine months                         2
              ended September 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows - Three months and nine                               3
              months ended September 30, 1997 and 1996 (unaudited)

           Notes to Consolidated Financial Statements - September 30, 1997                             5

Item 2.    Management's Discussion and Analysis of                                                     7
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          15

Item 2.    Changes in Securities and Use of Proceeds                                                  15

Item 3.    Defaults Upon Senior Securities                                                            15

Item 4.    Submission of Matters to a Vote of                                                         15
              Security Holders

Item 5.    Other Information                                                                          15

Item 6.    Exhibits and Reports on Form 8-K                                                           15


SIGNATURES


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                          September 30,      December 31
                                                                                1997              1996
                                                                         -------------------------------------
                                                                            (Unaudited)
   Assets
   Current assets:
      Cash and cash equivalents                                            $          269     $        3,066
      Trade accounts receivable, net                                                6,960              5,252
      Inventories                                                                   9,692              6,807
      Prepaids and other                                                              671                431
      Refundable income taxes                                                         713                385
      Deferred income taxes                                                           141                 52
                                                                         -------------------------------------
   Total current assets                                                            18,446             15,993

   Property and equipment, net                                                      3,123              2,698
   Goodwill, net                                                                    4,486              4,621
   Other                                                                              527                398
                                                                         -------------------------------------
   Total assets                                                            $       26,582   $         23,710
                                                                         =====================================

   Liabilities and stockholders' equity
   Current liabilities:
      Trade accounts payable                                             $                  $           1,457
                                                                                    2,452
      Accrued compensation                                                            314                247
      Other accrued liabilities                                                       262                150
      Customer deposits                                                               579                655
      Line of credit                                                                2,026               -
      Current portion of long-term debt and capital lease
        obligations                                                                   153                212
                                                                         -------------------------------------
   Total current liabilities                                                        5,786              2,721

   Deferred income taxes                                                              131                106
   Long-term debt and capital lease obligations, less current
      Portion                                                                          17                 92
                                                                         -------------------------------------
   Total liabilities                                                                5,934              2,919

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,472                                      20,088             20,088
      Additional capital                                                              137                137
      Retained earnings                                                               423                566
                                                                         -------------------------------------
   Total stockholders' equity                                                      20,648             20,791
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       26,582   $         23,710
                                                                         =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                Three Months ended                  Nine Months ended
                                                                   September 30                        September 30
                                                               1997            1996              1997              1996
                                                         ---------------------------------------------------------------------
Net sales                                                 $      9,408      $     4,401    $     23,009        $    14,946

Cost of sales                                                    6,864            3,054          16,850              9,962
                                                         ---------------------------------------------------------------------

Gross profit                                                     2,544            1,347           6,159              4,984

Operating expenses:
   Amortization of intangibles                                      69                -             207                  -
   Selling and marketing                                         1,766              730           4,520              2,212
   General and administrative                                      530              390           1,831              1,005
                                                         ---------------------------------------------------------------------
                                                                 2,365            1,120           6,558              3,217
                                                         ---------------------------------------------------------------------
Operating (loss) income                                            179              227            (399)             1,767

Other (income) expense:
   Interest expense                                                 18                7              37                131
   Interest income                                                  (2)            (140)            (62)              (187)
   Other, net                                                      (17)              (4)            (30)               (18)
                                                         ---------------------------------------------------------------------
                                                                    (1)            (136)            (55)               (75)
                                                         ---------------------------------------------------------------------
Income (loss) before income taxes                                  180              363            (344)             1,842

Income tax expense (benefit)                                        33              147            (201)               169
                                                         ---------------------------------------------------------------------
Net income (loss)                                        $         147      $       216    $       (143)       $     1,673
                                                         =====================================================================

Earnings (Loss) per common share                                 $ .03            $ .05          $ (.03)
                                                         ====================================================

Weighted average common shares outstanding                       4,473            4,385           4,473
                                                         ====================================================

Pro forma income data:
   Pro forma income before income taxes                                                                      $       1,842
   Pro forma provision for income taxes                                                                                718
                                                                                                             -----------------
   Pro forma net income                                                                                      $       1,124
                                                                                                             =================
   Pro forma earnings per common share                                                                       $         .33
                                                                                                             =================

   Weighted average common shares outstanding                                                                        3,411
                                                                                                             =================

       See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)



                                                                 Three Months ended                 Nine Months ended
                                                                     September 30                       September 30
                                                               1997             1996             1997              1996
                                                         ---------------------------------------------------------------------
Operating activities
Net income (loss)                                          $         147    $         216    $        (143)    $       1,673
Adjustments to reconcile net income (loss) to net
   cash (used) provided by operating activities:
   Provision for losses on receivables                                50                2               58                15
   Depreciation and amortization                                     211               74              629               170
   (Gain)loss on sale of property                                      -               (3)               4                 -
   Deferred income taxes                                             (17)              11              (63)               (6)
   Changes in operating assets and liabilities:
     Accounts receivable                                          (1,898)            (112)          (1,800)             (510)
     Inventories                                                    (487)            (409)          (2,881)           (1,340)
     Prepaids and other                                             (196)            (143)            (755)             (125)
     Trade accounts payable                                          551               74            1,039               233
     Customer deposits                                              (120)              62              (80)               37
     Accrued and other liabilities                                   134               90              157               (97)
                                                         ---------------------------------------------------------------------
Net cash (used) provided by operating activities                  (1,625)            (138)          (3,835)               50

Investing activities
Purchases of property and equipment                                 (388)            (535)            (862)           (1,260)
Proceeds from the sale of property and equipment                       -                -                8                64
Other                                                                  -              (64)               -               (73)
                                                         ---------------------------------------------------------------------
Net cash used in investing activities                               (388)            (599)            (854)           (1,269)

                             OPEN PLAN SYSTEMS, INC.
          Consolidated Statements of Cash Flows (Unaudited) (continued)
                             (amounts in thousands)



                                                                 Three Months ended                 Nine Months ended
                                                                    September 30                      September 30
                                                               1997             1996             1997              1996
                                                         ---------------------------------------------------------------------
Financing activities
Advances to stockholders                                 $             -  $             -  $             -    $         (306)
Repayment of advances to stockholders                                  -               22                -                84
Net (repayments) borrowings on revolving line of
   credit                                                          2,026                -            2,026            (2,706)
Principal payments on long-term debt, and capital
   lease  obligations                                                (45)            (244)            (134)             (341)
Proceeds from sale of common stock                                     -                -                -            17,560
Distributions to stockholders                                          -                -                -            (3,760)
                                                         ---------------------------------------------------------------------
Net cash (used) provided by financing activities                   1,981             (222)           1,892            10,531
                                                         ---------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                     (32)            (959)          (2,797)            9,312

Cash and cash equivalents at beginning of period                     301           10,513            3,066               242
                                                         ---------------------------------------------------------------------
Cash and cash equivalents at end of period               $           269   $        9,554  $           269    $        9,554
                                                         =====================================================================

Supplemental disclosures
Interest paid                                            $            18   $            7  $            37    $          131
                                                         =====================================================================

Income taxes paid                                        $            30   $          261  $           136    $          261
                                                         =====================================================================

Summary of non-cash transactions

Distributions offset against advances to stockholders
                                                          $            -   $            -   $            -    $          591
                                                         =====================================================================

Notes payable for equipment                               $            -   $            -   $            -    $          502
                                                         =====================================================================


See accompanying notes.

                                         OPEN PLAN SYSTEMS, INC.

                          Notes to Consolidated Financial Statements (Unaudited)

                                            September 30, 1997

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenue during the first and fourth quarters. The results for the three month and nine month periods ending September 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997 or for any other interim period.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                              September 30       December 31
                                                 1997               1996
                                           -------------------------------------
                                              (Unaudited)
Components and fabric                           $5,033             $3,355
Jobs in process and finished goods               4,659              3,452
                                           -------------------------------------
                                                $9,692             $6,807
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

3. Indebtedness

During June 1997, the Company renegotiated its revolving line of credit with a bank. The new credit facility provides for borrowings up to $10,000,000 through May 1998. The borrowings bear interest at varying amounts depending on the Company meeting and maintaining certain levels of income for the four most recent quarters. Outstanding borrowing under the line of credit totaled $2,026,000 at September 30, 1997 at a rate of 7.937%. Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivables and inventories. Under the terms of the agreement, the Company is required to maintain a defined earnings to debt ratio and an interest coverage ratio. The Company was in compliance with all covenants of the agreement at September 30, 1997.


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

                             OPEN PLAN SYSTEMS, INC.
            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     Overview Since its inception in 1989, the Company has generated the majority of revenues from the sale of remanufactured Work Stations and to a lesser extent from the sale of "as-is" Work Stations and rentals. Additionally, in 1996, with the acquisition of certain manufacturing equipment from Birum Corporation, the Company acquired the ability to manufacture "new" Work Stations in an effort to broaden its customer base. The Company's sales are highly dependent upon its network of Company-owned sales offices and sales personnel because the Company sells approximately 80% of its Work Stations directly to end-users. Sales from these offices have increased each year as the Company has added sales personnel, as these personnel have gained experience and as the Company has achieved greater consumer awareness and name recognition. Generally, branch sales offices do not generate significant sales in their first nine months to one year of operation.

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

Results of Operations

     The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                   Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                    1997        1996      1997      1996
Net sales                                         100.0%      100.0%     100.0%     100.0%
Cost of sales                                      73.0        69.4       73.2       66.7
                                                ----------- ---------- ---------- -----------
Gross profit                                       27.0        30.6       26.8       33.3
Amortization of intangibles                         0.7         0.0         .9        0.0
Selling and marketing expenses                     18.8        16.5       19.6       14.8                  14.8
General and administrative expenses                 5.6         8.9        8.0        6.7
                                                ----------- ---------- ---------- -----------
Operating (loss) income                             1.9         5.2       (1.7)      11.8
Other (income) expense                              0.0        (3.0)      (0.2)      (0.5)
                                                ----------- ---------- ---------- -----------
Net income (loss) before income taxes               1.9         8.2       (1.5)      12.3
Provision for (benefit from) income taxes           0.3         3.3        (.9)       1.1
                                                ----------- ---------- ---------- -----------
Net income (loss)                                   1.6%        4.9%       (.6)%     11.2%
                                                =========== ========== ========== ===========

Comparison of Three Months and Nine Months Ended September 30, 1997 and September 30, 1996

     Sales. Sales for the three months ended September 30, 1997 were $9,408,000, an increase of approximately $5,007,000 or 113.8% over the same period in 1996. Sales for the nine months ending September 30, 1997 were $23,009,000, an increase of $8,063,000 or 53.9% over the same period in 1996. The increase in the third quarter and year-to-date sales was principally due to the acquisition of Total Facilities Management (TFM) and the first major installation of a new panel line in an order that totaled $1.5 million. Sales for the Company's sales offices which were open in the first three quarters of 1996 and 1997 increased from prior year levels on a quarter on quarter basis but decreased slightly from prior year-to-date levels. Certain of the Company's newer sales offices continued to provide lower than expected results. Additionally, the Company experienced increased sales discounting pressure during the most recent quarter. This discounting pressure came primarily from several large projects with national companies that were completed during the quarter. The Company is in the process of refining its marketing efforts around its traditional core customer market where, historically, there has been less discounting pressure. This trend may continue, however, for the next quarter or two until sales office training initiatives have been completed The Company purchased certain assets of a Herman Miller remanufacturer from bankruptcy court in Dallas, Texas during the third quarter of 1997 and extended the lease on the facilities it occupied. The
Company  anticipates  reopening the  manufacturing  facility as the first of its limited manufacturing hubs, along with a second facility, during the fourth quarter. Additionally, the Company opened a sales office in Cincinnati, Ohio in September and opened a sales office in Baltimore during October. The Company does not expect these branches to significantly impact fourth quarter results. The Company is also continuing to evaluate the impact that its various marketing programs are having on sales in each market. Based on information generated from the programs, the Company is targeting its efforts on the most effective method of promotion for each market. Additionally, the Company has added salesmen to branch offices in order to increase the visibility and marketing efforts of those offices and to increase production from these offices. The Company believes that while these programs have been initiated, it will take several quarters for the Company to realize the long-term benefits to be derived from these strategies. Cost of Sales. The Company's cost of sales includes cost of raw materials (new and used Work Station components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. As discussed in previous quarters, the Company expanded its strategy of manufacturing component parts that had previously been purchased from third parties. In September 1996, the Company placed in service equipment purchased during the second quarter of 1996 from Birum Corporation and commenced its new part manufacturing operations. This equipment purchase allows the Company to manufacture all the metal and wood component parts used in the remanufacturing process and in the Company's line of new Work Stations. Cost of sales increased by $3,810,000 in the third quarter of 1997 from the $3,054,000 reported in the third quarter of 1996 and increased by $6,888,000 for the first three quarters of 1997 as compared to the $9,962,000 reported in the comparable period of 1996. The increase in cost of sales is primarily attributable to sales volume increases. The gross margin decreased to 27.0% in the third quarter of 1997 from 30.6% in the third quarter of 1996 and decreased to 26.8% for the first three quarters of 1997 as compared 33.3% for the comparable period in 1996. The gross margin decreased slightly in the third quarter from the 30.1% reported in the second quarter. These changes are primarily due to the programs initiated earlier in the year and further discussed below. Upon commencement of the new part manufacturing operations, the Company immediately began producing a wide array of component parts for use in the remanufacturing business, and all the parts necessary to build the Company's line of new Work Stations. As a result of the rapid implementation, expected manufacturing efficiencies were not achieved and product costs increased. Additionally, the Company experienced quality problems and training issues related to the large product mix that was being manufactured on the plant floor. The Company initiated several new programs during the first and second quarters of 1997 to address these issues. Among the actions undertaken by the Company were strategic sourcing initiatives which determine, on a part by part basis, whether the Company should make or buy component parts. The Company has determined that there are certain products that it can manufacture efficiently and others that it should purchase from part suppliers or in the used furniture market. Accordingly, the Company has reduced unit costs by limiting manufacturing processes and outsourcing the production of other component parts. Unit production costs continued to decrease in the quarter to below historical levels due primarily to these initiatives. Further cost reductions are expected as these initiatives are completed during the fourth quarter. These savings were more than offset, however, by the increased levels of discounting which is discussed above. This, along with the introduction of the new panel system line, reduced gross margins on certain large jobs below historical levels.

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

     Selling and marketing expenses for the third quarter of 1997 increased to $1,766,000 from $730,000 in the third quarter of 1996 and increased to $4,520,000 for the first three quarters of 1997 from $2,212,000 for the first three quarters of 1996. The increases were primarily related to the acquisition of TFM Remanufactured Furniture as well as the opening of seven new sales offices during the past year. The Company, as a result of its new marketing initiatives, increased its advertising expense by approximately 39% over prior year levels. An additional contributing factor in the sales and marketing increase is that it typically takes several years for new sales offices to generate enough sales to provide targeted returns. This increases the percentage of selling expenses to sales since the higher initial costs of these sales offices have not yet been offset with the increased sales volume expected from these offices. Additionally, the Company incurred approximately $60,000 in additional expenses related to the restructuring of its sales office management structure during the third quarter of 1997.

     Additionally during the first quarter of 1997, the Company revised its marketing strategy from its previous telemarketing efforts to direct mail advertising targeted to prospective companies in certain of its markets. These targeted companies are of the size that the Company has been most successful in its marketing efforts in the past and typically are less sensitive to discounting pressures, therefore generating higher gross profit margins. The Company is encouraged by the early responses in markets where the Company's previous advertising efforts have not succeeded. Sales in those branches continued to increase quarter over quarter as they had earlier in 1997. The telemarketing group was disbanded due to the difficulty of reaching potential purchasers through traditional telemarketing techniques. The Company believes that the new method will be a more effective manner of advertising in certain markets than previous methods.

     General and administrative expenses increased to $530,000 in the third quarter of 1997 from the $390,000 reported in the third quarter of 1996 and increased to $1,831,000 for the first three quarters of 1997 from the $1,005,000 reported in the comparable period of 1996. The increase for the third quarter and through the first nine months of 1997 was related primarily to investments made in the Company's infrastructure to handle current and future capacity as well as certain non-recurring costs. The non-recurring costs, totaling approximately $190,000 year to date, related to professional expenses in connection with the evaluation of several potential acquisition candidates. Ultimately, the Company determined that these acquisitions were not in the best interests of the Company. General and administrative expenses also increased during the first half of 1997 due to the effort and expense dedicated to the annual report, annual meeting and other fees required as a public company that the Company had not experienced in prior years. As anticipated, the third quarter administrative expenses decreased as a percentage of sales as compared to the first and second quarters. The Company will begin the process of implementing a new management information system in the latter part of this year and first half of next year which will require the Company to further augment its internal resources. The Company believes that further reductions of general and administrative expenses as a percentage of sales will be difficult to achieve and maintain during this transition period.

Other Non-Operating Income and Expense. Total other income and expense changed from income of $136,000 and $75,000, for the third quarter and nine months ended September 30, 1996, respectively, to income of $1,000 and $55,000 for the third quarter and nine months ended September 30, 1997, respectively. The primary reason for the decrease is due to cash raised at the Company's initial public offering in 1996. During 1996, the Company paid off its line of credit debt and invested excess cash proceeds of the offering to maximize returns.

Income Taxes. The income tax benefit of $201,000 for the nine months ending September 30, 1997 resulted from pre-tax losses incurred by the Company through September 30, 1997. Prior to the initial public offering, the Company was treated as an S-Corporation for federal and state income tax purposes. The higher marginal tax rate between pro forma taxes and actual 1997 taxes is due to the non-deductibility of certain intangible assets and life insurance policies of certain executives.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash used in operating activities was $1,625,000 and $3,835,000 for the three and nine months ended September 30, 1997, respectively, as compared to cash used by operating activities of $138,000 and $50,000 provided by operations for the third quarter and nine months ended September 30, 1996 respectively. The increase in cash used by operating activities for those periods as primarily due to lower profits, increased working capital needs in 1997 as compared to 1996 and required raw material and in-process inventories as a result of the Company's new part and component manufacturing capabilities. Sales volumes have remained consistently strong, resulting in relatively large inventory balances. The Company continued to maintain a finished goods stock of approximately one month's volume of panels and worksurfaces at September 30, 1997 to enable to the Company to respond quickly to customer orders and to handle orders under the Company's one-week quick ship program. The Company anticipates that inventories will decrease somewhat over the next several quarters. Trade accounts receivable increased by approximately $1.9 million during the third quarter of 1997 due to the strong sales volume during the quarter. Subsequent to the end of the quarter, the Company collected substantially all of the increase from the third quarter. The Company believes that future receivable growth from increased sales volume will continue to be tempered with decreases in the number of days sales outstanding.

Cash Flows from Investing Activities. Net cash used in investing activities was $388,000 and $854,000 for the three and nine months ended September 30 1997, respectively, as compared to $599,000 and $1,269,000 for the three and nine months ended September 30, 1996, respectively. The decrease in cash used during the third quarter and through the first nine months is due to the purchase of equipment from the Birum Corporation in 1996. The 1997 capital expenditures are primarily due to the growth of the Company over the past year, the purchase of assets in Dallas, Texas and expenditures on its new information system. The Company anticipates that capital spending for 1997 will range between $1.2 million and $1.5 million. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the Company's $10,000,000 line of credit. At September 30, 1997, the Company had borrowings of $2,026,000 under its line of credit.

Cash Flows from Financing Activities. Net cash provided by financing activities was $1,981,000 and $1,892,000 during the third quarter and nine months of 1997. This represented principal payments on outstanding long-term debt and capital leases more than offset by short-term borrowings on the Company's line of credit. Net cash used by financing activities of $222,000 and cash provided by financing activities of $10,531,000 for the third quarter and nine months ended September 30, 1996, respectively, was primarily the result of the initial public offering offset by distributions to former stockholders and the payoff of debt balances.

Expected Future Cash Flows. Cash provided by operating activities should increase as profitability growth should exceed any growth in receivables and inventory in the fourth quarter. Additionally, the collection of certain large receivable balances should substantially increase cash flow in the fourth quarter. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its credit line will be adequate to fund its capital expenditures and business acquisition strategy.

     The  Company  plans  to  continue   evaluating  future  strategic  business
combinations to complement the existing business and expand the geographic range of the business.

Seasonality and Impact of Inflation

     Historically, the Company has experienced lower net sales levels in the second and third quarters of the year and increased levels in the first and fourth quarters. The Company believes that this seasonal increase in sales volume is due to the tendency of customers to expend funds budgeted for office furniture either early in the calendar year or after the summer vacation season. The Company believes that its new product offerings will enable it to be somewhat more competitive on a year-round basis by rounding out its product offerings. Because the Company recognizes revenues upon shipment and typically ships workstations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

     Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Impact of New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Had Statement 128 been applied to the period presented herein,there would have been no material change in earnings per share.

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

                             OPEN PLAN SYSTEMS, INC.
                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

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

                Exhibit No.  Description
                ------------ ---------------------------------------------------


                    11       Schedule Re: Computation of Per Share Earnings

                    27       Financial Data Schedule (filed electronically only)

              (b)  Reports on Form 8-K

                  None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         OPEN PLAN SYSTEMS, INC.
                                                    ----------------------------
                                                            (Registrant)



Date:      November 12, 1997                              /s/ Stan A. Fischer
                                                    ----------------------------
                                                             Stan A. Fischer
                                                         Chief Executive Officer



Date:      November 12, 1997                             /s/ Gary M. Farrell
                                                    ----------------------------
                                                            Gary M. Farrell
                                                         Chief Financial Officer



Date:      November 12, 1997                             /s/ Neil F. Suffa
                                                     ---------------------------
                                                             Neil F. Suffa
                                                            Corporate Controller

                             OPEN PLAN SYSTEMS, INC.
                                  EXHIBIT INDEX


             Exhibit No.     Description
             --------------- ---------------------------------------------------
             11              Schedule Re: Computation of Per Share Earnings

             27              Financial Data Schedule (filed electronically only)

                             OPEN PLAN SYSTEMS, INC.

                     EXHIBIT 11 - STATEMENT RE: COMPUTATION
                              OF PER SHARE EARNINGS
                    (amounts in thousands, except per share)


                                                             Three Months Ended                      Nine Months ended
                                                                September 30                           September 30
                                                          1997                1996               1997                1996
                                                   -------------------------------------------------------------------------------
Weighted average shares outstanding during the
   period                                                    4,472               4,385              4,472               3,256

Assumed exercise of options less assumed                         1                   -                  1                   -
   acquisition of shares

Average number of shares assumed outstanding
   during the period approximating the number of
   shares sold (at the initial offering price of
   $10) to fund the final S-Corporation
   distribution                                                  -                   -                  -                 155
                                                   -------------------------------------------------------------------------------
Total                                                        4,473               4,385              4,473               3,411
                                                   ===============================================================================

Net income (loss) used in computation                $         147       $         216      $        (143)
                                                   ===========================================================

Earnings (loss) per common share                     $         .03       $         .05      $        (.03)
                                                   ===========================================================

Pro forma net income used in computation                                                                        $       1,124
                                                                                                              ====================

Pro forma earnings per common share                                                                             $         .33
                                                                                                                =============