Form 10KSB
period 1997-12-31
OPEN PLAN SYSTEMS INC
filed 1998-03-30
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934]
                   For the Fiscal Year Ended December 31, 1997

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20743

                             OPEN PLAN SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

         Virginia                                              54-1515256
State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

 4299 Carolina Avenue, Building C                                        23222
        Richmond, Virginia                                            (Zip Code)
(Address of Principal Executive Offices)

                                 (804) 228-5600
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act: None.

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. The issuer's revenues for the fiscal year ended December 31, 1997 were $31,968,000.

     The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 16, 1998 was $11,986,120.

     The number of shares of Common Stock outstanding as of March 16, 1998, was 4,472,433.

Transitional Small Business Disclosure Format (check one):  Yes _____   No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (to be filed) is incorporated by reference into Part III of this Form 10-KSB.

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

Item 7.           Financial Statements.................................................................... 15

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................................................. 31


                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act....................................... 31

Item 10.          Executive Compensation.................................................................. 31

Item 11.          Security Ownership of Certain Beneficial Owners and Management.......................... 31

Item 12.          Certain Relationships and Related Transactions.......................................... 31

Item 13.          Exhibits, List and Reports on Form 8-K.................................................. 32


                                     PART I

Item 1.  .........Description of Business

     Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company restores, remanufactures, manufactures and markets modular office Work Stations. The Company operates remanufacturing facilities in Richmond, Virginia and Lansing, Michigan, light remanufacturing in Dallas, Texas and manufactures its own line of Work Stations at its Richmond, Virginia facility.

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

     The Company's design staff works with customers to maximize available office space through customized space plans. Customers are able to choose from among several colors of laminate and paint and over 1,000 different fabrics. After the initial sales call, the Company responds to the customer's needs with a proposal which includes a computer aided design of the space, the number of Work Stations and the cost, typically within 72 hours. Once a purchase order is received, the fabric selected by the customer is applied to the panels, and the various components of the Work Stations are assembled for shipping. The Work Stations sold by the Company's direct sales force are installed at the customer's offices by the Company's employees or by approved outside installers giving the Company control over the entire process. The Company's large inventory of disassembled component parts permits shipping generally within one to four weeks, depending on the product and fabrics required, of receiving a purchase order. The Company believes that its ability to provide high quality Work Stations at discounted prices, coupled with its emphasis on superior customer service through its design staff and Company trained or approved installers, gives it a competitive advantage over manufacturers and other remanufacturers of Work Stations.

     The Company's Richmond, Virginia and Lansing, Michigan facilities include all of the equipment required to remanufacture Work Stations including closed and open painting and drying booths as well as sanding, woodworking and reupholstering equipment. Plant layout has been designed to facilitate the most efficient flow of materials and streamline the remanufacturing process through disassembly, storage, remanufacturing and shipping. Quality control for the remanufactured products occurs at various stages during the remanufacturing process including the final quality control verifications at shipment and upon installation. The Company's own line of private label Work Stations is manufactured in its Richmond, Virginia, facility. The Company also has the capability of doing light remanufacturing at its Dallas, Texas facility.

The Company sells Work Stations primarily through a network of fifteen Company-owned direct sales offices. The Company believes that each of the fifty largest metropolitan areas of the United States will support a sales office. In marketing its products, the Company utilizes several innovative programs, including its asset banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases.

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

     The Company currently offers office chairs, desks and other case goods from various manufacturers. In addition, with the June 1996 purchase of certain assets from Birum Corporation, a Michigan City, Indiana manufacturer of modular office products, the Company has introduced its own newly-manufactured private label Work Stations which it intends to market and sell through selected office products dealers. The Company intends to continue marketing these products to customers; however, this will not be the primary product line of the Company.

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

     At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its facilities where the Company determines whether the parts should be cleaned and sold as part of its "as is" sales program or remanufactured and stored as inventory and sold thereafter. The Company strives to ship all of its customers' orders in four weeks or less. The Company initiated one, two and four week lead time programs to accommodate shorter lead times from customers given that these customers must use a limited selection of fabrics and laminates. The Company also has the ability to purchase or produce new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts. The Company believes its ability to opportunistically acquire used Work Stations at attractive prices and hold them for future sale gives it a competitive advantage over other remanufacturers with less capital to do the same.

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

Distribution

     Sales Offices. The Company currently operates fifteen sales offices in the metropolitan areas of Richmond, Washington D.C., Baltimore, Atlanta, Charlotte, Nashville, Chicago, New York, Philadelphia, Raleigh, Norfolk, Dallas, Cincinnati, Lansing and Detroit. The Company believes that marketing and distributing its Work Stations through a direct sales force located in geographically dispersed sales offices gives it a competitive advantage over independent remanufacturing competitors who are typically local companies with limited sales and distribution capacity outside of their immediate market area. Approximately 80% of the Company's sales historically have been made to end-users by the Company's own sales representatives. In 1998, the Company intends to focus on improving the performance of its existing sales offices and based on the progress made in improving that performance may elect to open additional sales offices as conditions permit. It will also continue to evaluate the on-going viability of its existing sales offices and may reduce the number of sales offices should they not be profitable.

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

     Dealer Network. In addition to its own sales staff, the Company maintains a dealer network in those markets that are not sufficiently developed to support a sales office or in larger markets where the Company does not yet have a sales office. The dealer network allows the Company to market Work Stations on a cost-effective basis to a large number of businesses which may not be reached by the Company's sales representatives. Approximately 20% of the Company's sales historically have been made through dealers. The Company believes that its limited dealer network complements its strategy of expanding revenues through its own sales offices. All dealer agreements are non-exclusive and may be terminated at any time, which gives the Company the ability to establish a sales office as soon as a market becomes capable of supporting an office.

     "As Is" Sales. A small but profitable portion of the Company's sales is made to brokers, end-users and others who buy used Work Stations from the Company on an "as is" basis. The Company's "as is" program involves the selective purchase of used Work Stations in good condition that do not require substantial repair or other alteration. The Company sells "as is" Work Stations at prices that are typically 17% of the retail list price for new Work Stations. The "as is" program appeals to customers seeking sizable quantities of quality Work Stations at "budget" prices.

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

     Rental Program. The Company's rental program offers a cost-effective alternative to ownership of Work Stations. Under the rental program, the Company rents Work Stations for a minimum term of six months. Rates charged by the Company vary with the term of the rental, with higher rates being charged for terms of less than one year. Rent payments typically are due monthly from customers during the term of the rental. Upon expiration of the term of the rental, the Work Stations are returned to the Company and can be rented again or remanufactured and sold for an additional profit. The rental program is an attractive alternative for those customers with capital spending constraints. In addition, customers who wish to evaluate long-term furniture requirements are able to defer a commitment to purchase Work Stations while meeting their short-term requirements for office furniture. To date, substantially all of the Company's rentals have been of "as is" Work Stations, although the Company is planning to expand its rentals of remanufactured Work Stations. The rental program has not contributed significantly to the Company's past revenues due to the limited number of rentals which have occurred to date under the program.

     Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking." The Company believes that its asset banking program should be very attractive to the government due to the large inventories of excess and aging Work Stations held by the government. The Company made its first sales to GSA customers during 1997 and believes that this business will continue to grow in 1998.

Customers

     The Company's customers range from small businesses to Fortune 500 companies. The typical size of a customer order is ten Work Stations or approximately $25,000. Profit margins on smaller orders by small to mid-sized customers are greater than on larger orders by Fortune 500 companies due to volume discounts provided by manufacturers of new Work Stations on large orders, which the Company is required to meet to compete for such orders. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 1997, the largest customer accounted for less than 5% of sales. The loss of any one customer would not have a material adverse effect on the Company.

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

     The Company competes with manufacturers, dealers, brokers and other remanufacturers in the sale of its newly manufactured, remanufactured and "as is" Work Stations. Competition is primarily based upon price, design, quality and customer service. Certain manufacturers, such as Herman Miller and Steelcase, remanufacture their own brand of used Work Stations for resale to customers. These manufacturers and their dealers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its innovative marketing programs, direct sales force, discount pricing and customer service. However, manufacturers and dealers of new and remanufactured Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to component parts, and availability of used Work Stations through trade-ins. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage. Such deeply discounted sales, however, generally occur only for very large orders which often provide remanufacturers such as the Company the opportunity to acquire used Work Stations of such purchasers at very attractive prices.

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

     The Company manufactures new component parts that it cannot purchase through the used Work Station market. In addition, the Company inaugurated a new product line in 1997 with some limited success, including one major installation. The Company intends to continue to review existing patents applicable to Work Stations in the ordinary course of manufacturing new component parts and developing its own product line.

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

Employees

     As of December 31, 1997, the Company had 268 full time employees, consisting of 103 manufacturing and remanufacturing personnel, 13 sales managers, 56 salespersons, 34 installers, 52 office administrators and designers and 7 management employees. The Company also had 3 part time employees. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement with the Company. The executive officers and substantially all of the salespersons of the Company have agreed that they will not disclose certain proprietary information of the Company, and upon termination, will not solicit any customer of the Company for two years and will not compete with the Company for one year. The Company has never suffered a work stoppage and considers its relations with employees to be good.

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

Item 2.  .........Description of Property

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

Item 3.  .........Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, or any proceedings known to be contemplated by governmental authorities, to which the Company is a party or of which any of its property is the subject.

Item 4.  .........Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                      PART II


Item 5.  .........Market for Common Equity and Related Stockholder Matters

     Market for Common Stock. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "PLAN." The following table shows, for the periods indicated, the high and low sales prices per share for the Common Stock as reported by the Nasdaq National Market.

Calendar Year                                                                                High        Low
     1996
         Second Quarter (from May 31, 1996) (1).............................................$13.00     $11.13
         Third Quarter......................................................................$12.00     $ 8.75
         Fourth Quarter.....................................................................$10.25     $ 8.25
     1997
         First Quarter .....................................................................$ 9.25     $ 5.00
         Second Quarter.....................................................................$ 5.00     $ 3.50
         Third Quarter......................................................................$ 6.75     $ 3.50
         Fourth Quarter.....................................................................$ 6.25     $ 2.63
     1998
         First Quarter (through March 16, 1998).............................................$ 3.50     $ 2.63

1) The Company's Common Stock began trading on the Nasdaq National Market on May 31, 1996, at an initial public offering price of $10.00 per share. Prior to that date, there was no established trading market for the Common Stock.

As of March 16, 1998, there were approximately 1,204 holders of record of the Company's Common Stock.

     Dividend Policy. Prior to the Company's initial public offering in May 1996, the Company elected to be treated as an S Corporation for federal and state income tax purposes. As a result, the Company's taxable net earnings were taxed as income to the Company's shareholders in proportion to their individual stockholdings. Commencing in 1992, the Company made distributions to shareholders to enable them to pay the federal and state income taxes on their pro rata share of the Company's S Corporation earnings and to provide a return on their investment. In 1996, the Company made distributions to shareholders in the amount of approximately $4,350,000. The amount distributed in 1996 included $1,131,000 in March 1996 and $3,219,000 as a final S Corporation distribution in June 1996, payable out of the net proceeds of the offering.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

1997 Compared to 1996

     Net Sales. Net sales for the year ended December 31, 1997 increased to $32.0 million from $22.4 million for the year ended December 31, 1996, an increase of 42.9%. The increase was primarily due to the acquisition of TFM in the fall of 1996 and continued growth of existing sales offices. For those sales offices which were open in excess of one year, five of the 10 sales offices showed increased sales revenues in 1997 while the others remained constant or decreased from 1996 levels. The Company also opened five new sales offices during the year giving the Company a total of fifteen sales offices.

     The Company's product sales mix for 1997 was split between remanufactured Herman Miller (44%), new products including case goods and manufactured product (41%) and remanufactured Haworth (15%). In 1996, the Company's sales volume was more heavily weighted toward remanufactured Herman Miller product with smaller concentrations of both Haworth and new product. During 1997, the Company also resold more new furniture that it purchased from new furniture manufacturers and new furniture the Company made. The Company believes that its reemphasis on the remanufactured furniture markets will reduce its dependence on these alternate revenue sources in future periods. The Company also anticipates further integration of product lines across all branch offices during the next year.

     During 1997, the Company opened five new sales offices versus the three new offices it opened in 1996. Management believes that its strategy of controlling distribution through its own sales offices provides an important competitive advantage over manufacturers of new Work Stations who distribute through a dealer network and over independent remanufacturers. Independent remanufacturers are primarily local operations without a significant number of trained sales employees. A direct sales force not only gives the Company control over the selling process, but also allows the Company to capture a portion of the dealer's "mark-up" in addition to manufacturing profit.

     At the end of 1997, the Company reorganized its sales force into four regions or groups. Three of the regions relate to the Company's direct sales offices. The fourth group, National Sales, deals exclusively with larger accounts, brokers, dealers and other buyers of the Company's products that are best served by the corporate office. Each of these groups is managed by an experienced manager with extensive furniture experience. The Company believes that the addition of these managers will provide additional oversight and training to the new sales offices and salespeople in order to increase market share. The Company is also in the process of hiring additional managers and salespeople in branches where the market demand dictates and the Company's investment in those markets can be better leveraged.

     Gross Margin. The Company's gross margin increased from $7.2 million for the year ended December 31, 1996 to $8.4 million for the year ended December 31, 1997, an increase of 16.7% from prior year levels. This increase was caused by the Company's increased sales volume. However, the Company's gross margin percentage decreased from 32.3% in 1996 to 26.2% in 1997. This was attributable to two primary causes. The first was the increased cost of making items new rather than remanufacturing used product as the Company had done in prior years. This manifested itself in higher overhead costs as the result of the additional equipment and management required to produce the new product lines. The second factor was the Company's overall discounting levels which were higher due to a shift in the Company's revenue stream during the year. The Company sold more product to National Account customers as opposed to its historical small and middle market customers. National Account customers typically require higher discounting levels due to increased levels of competition for these accounts from the large manufacturers. The combination of these factors contributed to the decrease in gross margin for the year.

     During 1997, the Company analyzed its procurement options with a major emphasis on determining the best, most cost effective manner of procuring each item used in the manufacture and production of its product offerings. The Company has implemented a three-prong approach to product acquisition. The Company will continue to purchase product on the used furniture market when the cost of such product does not exceed certain pricing thresholds, it will purchase new product to meet demand when the purchase price is less than that of remanufacturing or manufacturing the part, and it will make products where it is cost advantageous to do so. The Company is also refocusing on producing remanufactured product cost effectively. The Company is in the process of reconfiguring the Richmond manufacturing plant to accomplish a better product flow for its remanufacturing processes to reduce cost. Additionally, the Company is focused on reducing inventory levels. While it is anticipated that all of these programs will generate long-term benefits for the Company, the Company will produce less product in the short-term meaning higher unit costs for those products produced as inventory is drawn down.

     Operating Expenses. Selling expenses increased by 91.2% to $6.5 million for the year ended December 31, 1997 from $3.4 million for the year ended December 31, 1996. Selling expenses increased in terms of absolute dollars and as a percentage of sales. The increase in the amount of spending was caused by the Company's increased sales volume, extensive experimental advertising in certain new markets and the Company's efforts to integrate TFM, including expenses to announce the name change of TFM to Open Plan Systems. Additionally, the Company's expenses increased as a percentage of sales due to the large number of sales offices opened during the year. When the Company opens new sales offices, it typically takes several years to generate enough sales to provide targeted returns. With the large increase in sales offices, the higher initial costs of these sales offices have not yet been offset with the increased sales volume expected from these offices.

     General and administrative expenses increased by 62.5% to $2.6 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996. The increase in 1997 was related to several items. First and foremost, the Company incurred additional compensation expenses as the result of the growth of the Company and the addition of several new management level resources to handle the Company's increased size and complexity. The Company also recorded a severance charge of $123,000 related to the termination of three employees of the Company in the fourth quarter of the year. Additionally, the Company became publicly traded in 1996 and incurred significant costs related to the increased costs of SEC and shareholder reporting requirements. Finally, the Company dedicated significant resources in the evaluation of potential business combination relationships that determined not to be strategic fits for the Company over the long-term. The Company believes that it has added the appropriate resources to manage the Company's current operations and foreseeable future growth. The primary initiatives in 1998 relate to the further integration of TFM into the operations of the Company. This will be accomplished through the completion of a project to modernize and integrate management information systems on a common platform which should be accomplished in the second quarter of this year. The Company believes that these expenses will continue to decrease as a percentage of sales as revenue growth continues.

     Other Non-Operating Income and Expenses. Total other income and expense decreased from income of $143,000 for the year ended December 31, 1996 to income of $14,000 for the year ended December 31, 1997. The primary reasons are that the Company drew down its entire cash balance during the year and borrowed on its line of credit during the year.

     Income Taxes. The Company recorded an income tax benefit for the year of $269,000 as opposed to expense of $376,000 in the prior year. The Company's effective tax rate was 26.5% for 1997 as opposed to a pro-forma tax rate of 40.1%. The reason for the decrease in effective tax rates is due primarily to the effect of permanent differences, such as goodwill and premiums on life insurance policies increasing taxable income. The Company anticipates that this will normalize somewhat over the next year.

     Net (Loss) Income. The net loss for the year ended December 31, 1997 was $ 748,000 versus a profit of $1.9 million for the year ended December 31, 1996. The net loss was caused by higher production costs relative to sales revenue, dramatically higher selling expenses and higher general and administrative costs.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operations was $3.5 million for the year ended December 31, 1997 versus $1.5 million for the year ended December 31, 1996. The decrease in cash from operations is due to the Company's net loss for the year combined with higher inventory levels without a corresponding increase in accounts payable. Accounts receivable grew in correlation to sales volume but decreased and should continue to decrease with relation to the number of days sales outstanding. The increase in inventories is due to the new product lines manufactured, as well as the raw materials required to manufacture, or remanufacture, such items. The Company has begun a program to reduce these inventory levels and levels should decrease as the year progresses.

     Cash Flows from Investing Activities. Net cash used in investing activities was $1.4 million in 1997 versus $5.9 million in 1996. The decrease in investing activities was the result of the TFM acquisition which totaled $4.0 million in 1996. The remaining decrease is due to the asset purchase from Birum Corporation in 1996 offset by some additional spending on the new information systems network.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.9 million in 1997 versus $10.2 million in 1996. Net cash from financing activities in 1996 was primarily related to the issuance of Common Stock of $17.6 million. Of these proceeds, $3.8 million was distributed to prior S Corporation shareholders to fund their tax liabilities and provide them with a return on their investment in the Company until the initial public offering. Additionally, the Company repaid $3.0 million of borrowings on revolving lines of credits, including amounts acquired in the acquisition of TFM. In 1997, the Company had to borrow from its line of credit to fund the additions to inventory.

     Expected Future Cash Flows. Cash provided by operating activities should increase in 1998 as a return to profitability coupled with decreases in inventory should offset any purchases of capital assets in 1998. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its credit line will be adequate to fund its capital expenditures.

     Capital expenditures are anticipated to range between $1 to $2 million this year as the Company continues to grow its manufacturing and remanufacturing capabilities and improves the efficiency of its remanufacturing operations.

     The Company does not currently anticipate making future strategic business acquisitions but may elect to acquire such a company should the right opportunity exist.

Year 2000 Issues

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or in the year 2000. The potential costs and uncertainties to companies in addressing this issue (the "Year 2000 issue") will depend on a number of factors, including their software and hardware and the nature of their industries. Companies must also coordinate with other entities with which they electronically interact, including suppliers, customers, creditors, borrowers and financial service organizations.

     The Company has examined the Year 2000 issue and the potential costs and consequences to the Company in addressing this issue. Although, as part of its business and growth strategy, the Company is investing in new management information systems, the Company has determined that its existing systems are "Year 2000" compliant and therefore the Company will not have to convert any existing software or hardware systems in order to process transactions in the Year 2000. The Company also has considered the potential impact of the Year 2000 issue on third parties with which it does business and does not believe that further action is necessary with respect to the Year 2000 issue. As a result, management believes that the Year 2000 issue is not expected to have a material impact on the Company's operations and that the cost of the Company addressing the Year 2000 issue is not a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or financial condition.



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

Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1998 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

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

     Dependence on Sales Office Profitability. The Company depends heavily on its sales offices to provide revenue growth. The Company has opened several new offices in the past two years. The Company's experience indicates that it takes several years for a sales office to develop adequate sales volumes to generate expected returns. Until that time, the Company's selling expenses increase faster than the gross profit generated from those sales. An inability to increase revenues of new sales offices to levels that would offset the continuing expenses of such sales offices may adversely affect the profitability of the Company's business.

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

     Dependence Upon Primary Remanufacturing Facilities. The Company primarily remanufactures Herman Miller Work Stations at one facility in Richmond, Virginia, and Haworth Work Stations at one facility in Lansing, Michigan. Although the Company presently maintains $3,000,000 of business interruption insurance on the Richmond facility and $250,000 of such insurance on the Lansing facility, a lengthy interruption of its remanufacturing operations at the Richmond or Lansing facilities would have a material adverse effect on the Company's results of operations and financial condition.

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

Item 7.  .........Financial Statements

          The following audited consolidated financial statements of the Company are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Income for the Years Ended
          December 31, 1997 and 1996

         Consolidated Statement of Shareholders' Equity for the Years Ended
          December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997 and 1996

         Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Open Plan Systems, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Open Plan
Systems, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 17, 1998

OPEN PLAN SYSTEMS, INC.
Consolidated Balance Sheets
(amounts in thousands, except per share amounts)


                                                                              December 31
                                                                       1997              1996
                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $    73           $ 3,066
   Accounts receivable, net                                               5,486             5,252
   Inventories (Note 3)                                                  10,780             6,807
   Prepaids and other                                                       686               431
   Refundable income taxes                                                  795               385
   Deferred income taxes (Note 7)                                           106                52
                                                                ------------------------------------
Total current assets                                                     17,926            15,993

Property and equipment, net (Note 4)                                      3,493             2,698
Goodwill, net (Note 2)                                                    4,427             4,621
Other                                                                       468               398
                                                                ------------------------------------
Total assets                                                            $26,314           $23,710
                                                                ====================================

Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit (Note 5)                                    $ 2,110           $     -
   Trade accounts payable                                                 2,411             1,457
   Accrued compensation                                                     393               247
   Other accrued liabilities                                                280               150
   Customer deposits                                                        841               655
   Current portion of long-term debt (Note 5)                               126               212
                                                                ------------------------------------
Total current liabilities                                                 6,161             2,721

Deferred income taxes (Note 7)                                              110               106
Long-term debt, less current portion (Note 5)                                 -                92
                                                                ------------------------------------
Total liabilities                                                         6,271             2,919

Shareholders' equity (Note 6):
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                 -
    Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,472                               20,088            20,088
   Additional capital (Note 7)                                              137               137
   Retained earnings (deficit)                                             (182)              566
                                                                ------------------------------------
Total shareholders' equity                                               20,043            20,791
                                                                ------------------------------------
Total liabilities and shareholders' equity                              $26,314           $23,710
                                                                ====================================

See accompanying notes to consolidated financial statements

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

                                                                           Year ended
                                                                          December 31
                                                                     1997            1996
                                                                --------------------------------
Net sales                                                              $31,968         $22,398

Cost of sales                                                           23,593          15,160
                                                                --------------------------------
Gross profit                                                             8,375           7,238

Operating expenses:
   Amortization of intangibles                                             275              70
   Selling and marketing                                                 6,524           3,410
   General and administrative                                            2,607           1,584
                                                                --------------------------------
                                                                         9,406           5,064
                                                                --------------------------------
Operating (loss) income                                                 (1,031)          2,174

Other (income) expense:
   Interest expense                                                         70             141
   Interest income                                                         (68)           (266)
   Other, net                                                              (16)            (18)
                                                                --------------------------------
                                                                           (14)           (143)
                                                                --------------------------------
Income (loss) before income taxes                                       (1,017)          2,317

Provision (benefit) for income taxes (Note 7)                             (269)            376
                                                                --------------------------------
Net (loss) income                                                      $  (748)        $ 1,941
                                                                ================================

Basic and diluted loss per share                                       $  (.17)
                                                                ================
Weighted average common shares outstanding                               4,472
                                                                ================


Pro forma income data (Unaudited) (Note 12):
   Pro forma income before income taxes                                                 $2,317
   Pro forma provision for income taxes                                                    930
                                                                                ----------------
   Pro forma net income                                                                 $1,387
                                                                                ================

   Pro forma earnings per common share                                                    $.38
                                                                                ================

   Weighted average common shares outstanding                                            3,676
                                                                                ================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1997 and 1996
(amounts in thousands, except per share amounts)


                                                                 Common           Additional         Retained
                                                                  Stock            Capital           Earnings            Total
                                                                                                    (Deficit)
                                                           -------------------------------------------------------------------------

           Balance at December 31, 1995                       $ 1,215               $  -             $3,112             $ 4,327

           Distributions to shareholders:
              Cash                                                  -                  -             (3,760)             (3,760)
              Offset against advances to shareholders               -                  -               (590)               (590)
           Reclassification of undistributed
              S Corporation retained earnings (Note 7)              -                137               (137)                  -
           Initial Public Offering (Note 6)                    17,560                  -                  -              17,560
           Issuance of common stock in connection
              with acquisition (Note 2)                         1,313                  -                  -               1,313
           Net income for 1996                                      -                  -              1,941               1,941
                                                           -------------------------------------------------------------------------
           Balance at December 31, 1996                       $20,088               $137             $  566             $20,791

           Net loss for 1997                                        -                  -               (748)               (748)
                                                           -------------------------------------------------------------------------
           Balance at December 31, 1997                       $20,088               $137             $ (182)            $20,043
                                                           =========================================================================



See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows
(amounts in thousands, except per share amounts)


                                                                                       Year ended
                                                                                       December 31
                                                                                  1997             1996
                                                                            ----------------------------------
Operating activities
Net (loss) income                                                             $        (748)    $       1,941
Adjustments to reconcile net (loss) income to net cash
    used by operating activities:
     Provision for losses on receivables                                                 59                29
     Depreciation expense                                                               631               299
      Amortization expense                                                              275                70
     (Gain) loss on disposal of property and equipment                                   23                (3)
     Deferred income taxes                                                              (50)               46
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (293)           (1,290)
       Inventories                                                                   (3,973)           (2,136)
       Prepaids and other current assets                                               (255)              (30)
         Refundable income taxes                                                       (410)             (261)
         Other non-current assets                                                      (151)              (45)
       Trade accounts payable                                                           954               126
       Customer deposits                                                                186               (23)
       Accrued and other liabilities                                                    276              (186)
                                                                            ----------------------------------
Net cash used by operating activities                                                (3,476)           (1,463)

Investing activities
Proceeds from sale of property and equipment                                             12                80
Purchases of property and equipment                                                  (1,461)           (1,940)
Acquisition (net of cash acquired)                                                        -            (4,033)
Other                                                                                     -               (15)
                                                                            ----------------------------------
Net cash used in investing activities                                                (1,449)           (5,908)


OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands, except per share amounts)



                                                                                        Year ended
                                                                                        December 31
                                                                                  1997             1996
                                                                            -----------------------------------
Financing activities
Advances to shareholders                                                    $             -   $         (306)
Repayment of advances to shareholders                                                     -               84
Net borrowings (repayments) on revolving lines of credit                              2,110           (3,036)
Principal payments on notes payable, long-term debt,
   and capital lease obligations                                                       (178)            (347)
Proceeds from sale of common stock                                                        -           17,560
Distributions to shareholders                                                             -           (3,760)
                                                                            -----------------------------------
Net cash provided by financing activities                                             1,932           10,195
                                                                            -----------------------------------

(Decrease) increase in cash and cash equivalents                                     (2,993)           2,824

Cash and cash equivalents at beginning of year                                        3,066              242
                                                                            ===================================
Cash and cash equivalents at end of year                                    $            73   $        3,066
                                                                            ===================================

Supplemental disclosures
Interest paid                                                               $            70   $          144
                                                                            ===================================
Income taxes paid                                                           $           191   $          585
                                                                            ===================================

Summary of noncash transactions
Amounts offset against advances to shareholders:
   Distributions to shareholders                                            $             -   $          590
                                                                            ===================================

Issuance of common stock in connection with acquisition                     $             -   $         1,313
                                                                            ===================================


See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996


Note 1. Summary of Significant Accounting Policies

Open Plan Systems, Inc. (the "Company") was incorporated in Virginia in September 1989 and is a remanufacturer and marketer of modular office Work Stations. The Company principally manufactures new product and remanufactures Herman Miller and Haworth product lines and markets them through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new product office workstation components from other manufacturers. The following is a description of the Company's more significant accounting policies.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired (see Note 2) and is being amortized on the straight-line method over a period of twenty years. The carrying value of goodwill is periodically evaluated by management based on undiscounted cash flows of the related business units to determine if there has been an impairment in value. Accumulated amortization was $295,000 at December 31, 1997.

Revenue Recognition

Revenues from product sales are recognized when the products are shipped and title and risk of loss pass to the customer.

Advertising

Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $326,000 and $157,000 at December 31, 1997 and 1996, respectively. Advertising costs charged to expense totaled $653,000 in 1997 and $414,000 in 1996.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For 1997 and 1996, there was no difference between basic and diluted earnings per share.

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

The following unaudited summarized, pro forma data for the year ended December 31, 1996 presents the combined results of the Company as if the TFM acquisition had occurred at the beginning of 1996 (in thousands $, except per share amounts):

Net sales                                                             $27,093
Income before income taxes                                             $1,798
Pro forma net income                                                   $1,079
Pro forma earnings per share                                             $.29


Note 3. Inventories

Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                                        December 31
                                                                   1997             1996
                                                              ---------------- ----------------
Components and fabric                                            $     7,650       $    3,355
Jobs in process and finished goods                                     3,130            3,452
                                                              ---------------- ----------------
                                                                  $   10,780       $    6,807
                                                              ================ ================

Note 4. Property and Equipment

Property and equipment by major classification was as follows (in thousands $):

                                                                        December 31
                                                                   1997             1996
                                                              ---------------- ----------------
Production and warehouse equipment                            $        2,725   $        2,240
Office equipment                                                       1,008              758
Vehicles                                                                 258              204
Leasehold improvements                                                   415              201
Construction-in-process                                                  397                -
                                                              ---------------- ----------------
                                                                       4,803            3,403
Accumulated depreciation and amortization                             (1,310)            (705)
                                                              ---------------- ----------------
                                                              $        3,493   $        2,698
                                                              ================ ================

Note 5. Indebtedness

During June 1997, the Company renegotiated its revolving line of credit with a bank. The new credit facility provides for borrowings up to $10,000,000 through May 1998. The borrowings bear interest at variable rates, the determination of which varies based on operating results. Outstanding borrowings under the line of credit totaled $2,110,000 at December 31, 1997 at a rate of 7.219%. Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivables and inventories. Under the terms of the agreement, the Company is required to maintain a defined earnings to debt ratio and an interest coverage ratio. The Company was not in compliance with these covenants at December 31, 1997. On March 17, 1998, the Company and the lender agreed that the noncompliance with the covenants would be waived and the amount of the line would be reduced to $6,000,000.

Long-term debt consisted of the following (in thousands $):

                                                                       December 31
                                                                  1997              1996
                                                            ------------------ ----------------
Note payable to bank,  due $8 per month,  plus interest at
   7.75% per annum, through November 1998                   $           92     $          191

Note payable to bank,  due $5 per month,  plus interest at
   8.25% per annum                                                       -                 57

Capital lease obligations (see Note 8)                                  34                 56
                                                            ------------------ ----------------
                                                                       126                304
Less current portion                                                   126                212
                                                            ------------------ ----------------
                                                            $            -     $           92
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

The maximum aggregate number of shares of common stock that may be issued pursuant to the Outside Directors' Plan is 25,000. The Outside Directors' Plan will terminate following the annual meeting of shareholders in 2000. Under the Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 1997 and December 31, 1996, respectively, the Company had 10,000 and 5,000 options outstanding with weighted average exercise prices of $8.86 and $11.75 per share, respectively. In both 1997 and 1996, the Company granted 5,000 options under the Plan, and the weighted average fair value of these options at grant date was $4.03 and $4.00 per share, respectively. The options outstanding had a weighted average remaining contractual life of nine years, having exercise prices between $5.97 and $11.75 per share at December 31, 1997, and $11.75 per share at December 31, 1996. 10,000 and 5,000 shares were exercisable at December 31, 1997 and 1996, respectively.

The maximum aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan is 400,000. The Incentive Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and/or phantom stock to any officer, director, or key employee of the Company. The Incentive Plan will terminate in March 2006.

The exercise price of incentive stock options granted under the Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant. The exercise price for non-statutory stock options will be established by the Compensation Committee. The terms of all other options granted under the Incentive Plan will be determined by the Compensation Committee. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option, or related stock appreciation rights may for the first time become exercisable in any calendar year may not exceed $100,000. These options have a term of seven years. Transactions involving the Incentive Plan are as follows:

                                                                                Average
                                                                                Exercise
                                                                   Shares          Price
                                                                 -------------- -----------
       Issued in 1996                                            109,375          $9.88
                                                                 --------------
Outstanding at December 31, 1996                                 109,375          $9.88
       Issued                                                    109,375          $5.98
       Cancelled                                                 (56,250)         $8.36
                                                                 --------------
Outstanding at December 31, 1997                                 162,500          $7.79
                                                                 ==============



The options outstanding have a weighted average remaining contractual life of six years and exercise prices between $3.875 and $9.875 per share at December 31,1997, and $9.875 per share at December 31, 1996. 18,750 shares were exercisable at December 31, 1997, and none were exercisable at December 31, 1996. The options granted in 1997 and 1996 had a weighted average fair value at grant date of $4.05 and $3.36 per share, respectively.

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

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. If the Company had accounted for its employee stock options under the fair value based method the net loss would have increased by $147,040, or $.03 per share for the year ended December 31, 1997 and the net income would have decreased by $29,000, or $.01 per share for the year ended December 31, 1996. These amounts are not indicative of future effects of applying the fair value based method since the vesting period was used to measure compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, and a weighted average expected life of the option of 6 years for 1997 and 1996. In 1997 and 1996, respectively, the volatility factors utilized were .706 and .20. Note 7. Income Taxes

Prior to the Company's initial public offering of common stock in June 1996, the Company had elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal and state income taxes on its corporate income. Instead the Company's income was included in the income of its shareholders for federal and state income tax purposes. The Company revoked its S Corporation election effective May 31, 1996 and a deferred tax asset of $21,000 and related benefit was recognized representing cumulative temporary differences at that date. The undistributed balance of retained earnings of $137,000 as of May 31, 1996 was reclassified to additional capital.

The provision (benefit) for income taxes is comprised of the following (in thousands $):

                                                                               1997              1996
                                                                     ----------------- ----------------
Current:
   Federal                                                           $         (198)   $          282
   State                                                                        (21)               48
                                                                     ----------------- ----------------
                                                                               (219)              330
Deferred:
   Federal                                                                      (49)               62
   State                                                                         (1)                5
                                                                     ----------------- ----------------
                                                                                (50)               67

Deferred tax asset recognized at
   S Corporation termination                                                      -               (21)
                                                                     ----------------- ----------------
                                                                     $         (269)   $          376
                                                                     ================= ================

A reconciliation of the provision for income taxes for the year ended December 31, 1997 and December 31, 1996 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to income before income taxes is as follows (in thousands $):

                                                                                      1997              1996
                                                                           ------------------ -----------------
Income tax at U.S. statutory rates                                         $         (347)    $          788
State taxes, net of federal benefit                                                   (21)                37
Tax effect on earnings during S Corporation period                                      -               (468)
Deferred tax asset recognized at S Corporation termination                              -                (21)
Amortization of goodwill                                                               86                 20
Other, net                                                                             13                 20
                                                                           ------------------ -----------------
Total provision for income taxes                                           $         (269)    $          376
                                                                           ================== =================

The net deferred tax liability at December 31, 1997 and December 31, 1996 consisted of the following (in thousands $):

                                                                                      1997              1996
                                                                           ------------------ -----------------
Deferred tax assets
   Accounts receivable allowances                                          $           57     $           44
   Accrued Liabilities                                                                 22                  -
   Net operating losses                                                                38                  -
   Other                                                                               35                  8
Deferred tax liabilities:
   Tax over book depreciation                                                        (156)              (106)
                                                                           ------------------ -----------------
                                                                           $           (4)    $          (54)
                                                                           ================== =================

The net deferred tax liability is classified in the accompanying consolidated balance sheets as a current asset of $106,000 and a noncurrent liability of $110,000. Net operating loss carryforwards of $100,000 expire in 2012.

Note 8. Commitments and Contingencies

During 1995, the Company entered into capital lease agreements to purchase two trucks with an aggregate cost of $81,000. The net book value of these trucks was $34,000 and $59,000 at December 31, 1997 and 1996, respectively. Amortization of these trucks is included in depreciation expense.

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

Future minimum lease payments under the above leases were as follows at December 31, 1997 (in thousands $):

         Year                                                          Capital       Operating
                                                                    ------------------------------
         1998                                                         $       19   $       1,111
         1999                                                                 13             586
         2000                                                                 10             220
         2001                                                                  -              51
         2002                                                                  -               -
                                                                    ------------------------------
Total minimum lease payments                                                  42   $       1,968
                                                                                   ===============
Amounts representing interest                                                  8
                                                                    ---------------
Present value of total minimum lease payments                         $       34
                                                                    ===============

The above amounts have been reduced by expected sublease rentals of $78,000 in 1998 and $26,000 in 1999.

Rent expense amounted to $977,000 in 1997 and $747,000 in 1996.


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

Additionally, the Company's wholly-owned subsidiary maintains a similar plan for its employees. The plan allows participants to contribute a specified portion of their compensation to the plan on a tax deferred basis. The Company matches a pre-determined amount. According to the terms of the purchase agreement, participants of the subsidiary's plan would be eligible to participate in the Company's plan at the first plan entry date after the first annual anniversary date of the complete distribution of assets from the subsidiary's plan. At January 1, 1998, the Company merged the subsidiary plan into the parent company plan.

The Company recorded total expense related to these plans of $86,000 in 1997 and $75,000 in 1996.

Note 10. Related Party Transactions

Prior to the consummation of its initial public offering the Company advanced funds to certain shareholders from time to time. At December 31, 1995, these advances bore interest at rates ranging from 6.58% to 8.19% per annum. All outstanding advances were repaid in May 1996. Interest income recognized on these advances amounted to $10,000 in 1996.

The Company incurred legal fees of $150,000 in 1997 and $306,000 in 1996 to a law firm in which one of the Company's directors is a principal.

A customer whose President is a director of the Company purchased $1,500,000 of product in 1997.

In connection with the Company's initial public offering, the Company paid underwriting fees of $606,000 to an investment banking firm in which one of the Company's directors is an officer. The Company's revolving line of credit, its notes payable and certain of the operating bank accounts are with a bank in which one of the Company's directors is an officer (see Note 5).

Note 11. Concentrations of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company's temporary cash is invested in short-term money market accounts.

The Company markets its products and services to customers located primarily in the Eastern and Mid-West regions of the United States. Production is primarily in response to customer orders and larger jobs typically require advance deposits. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Payments are typically due within thirty days of billing. The Company maintains an allowance for potential credit losses and losses have historically been within management's expectations.

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

Note 13.  Selected Quarterly Financial Data (Unaudited)

Results of operations for each of the quarters during the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                                     Quarter Ended
                                              ------------------------------------------------------------
                                                 March          June         September        December
                                                 31st           30th            30th            31st
                                              ------------ -------------- --------------- ----------------
Year ended December 31, 1997

Net sales                                       $  6,437     $  7,164       $  9,408        $ 8,959
Operating income (loss)                         $   (586)    $      8       $    179        $  (509)
Income (loss) before income taxes               $   (549)    $     25       $    180        $  (673)
Net income (loss)                               $   (315)    $     25       $    147        $  (605)
Earnings (loss) per common share                $   (.07)    $    .01       $    .03        $  (.14)

Year ended December 31, 1996

Net sales                                       $  5,580     $  4,965       $  4,402        $ 7,451
Operating income                                $    963     $    577       $    227        $   407
Income before income taxes                      $    914     $    564       $    363        $   476
Pro forma net income                            $    558     $    344       $    216        $   269
Pro forma earnings per common share             $    .21     $    .11       $    .05        $   .06

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1997 fiscal year.

Item 10. Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1997 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1997 fiscal year.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1997 fiscal year.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibits are filed on behalf of the Company as part of this report:

                  3(i)     Amended and Restated  Articles of  Incorporation,  incorporated by reference to
                           Exhibit 3(i) of the Registrant's Form SB-2 Registration  Statement, as amended,
                           File No. 333-3188.
                  3(ii)    Amended and Restated Bylaws,  incorporated by reference to Exhibit 3(ii) of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  4        Form of Stock  Certificate,  incorporated  by  reference  to  Exhibit  4 of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.1     Deed of  Lease,  as  amended,  dated  April 6,  1992,  between  Lingerfelt  and
                           Carpenter and Open Plan  Systems,  Inc.,  incorporated  by reference to Exhibit
                           10.1 of the Registrant's Form SB-2  Registration  Statement,  as amended,  File
                           No. 333-3188.
                  10.2     Commercial Lease Contract,  dated May 4, 1993, between M.D. Hodges Enterprises,
                           Inc. and Open Plan Systems, Inc.,  incorporated by reference to Exhibit 10.2 of the  Registrant's  Form  SB-2  Registration  Statement,  as  amended,  File No.
                           333-3188.
                  10.3     Commercial Note made by Open Plan Systems,  Inc. in favor of Crestar Bank as of
                           May 9, 1996,  incorporated  by reference  to Exhibit  10.3 of the  Registrant's
                           Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.4     Security  Agreement,  dated May 7,  1996,  between  Crestar  Bank and Open Plan
                           Systems,  Inc.,  incorporated by reference to Exhibit 10.4 of the  Registrant's
                           Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.5     Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended,  incorporated by reference to Exhibit 4.4 of the Registrant's  Form S-8 Registration  Statement,
                           File No. 333-15217.
                  10.6     Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee  Directors,  as
                           amended,  incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8
                           Registration Statement, File No. 333-15219.
                  10.7     Buy-Sell  Agreement,  dated  May 24,  1996,  between  the  Company  and Stan A.
                           Fischer,  incorporated  by reference to Exhibit 10.7 of the  Registrant's  Form
                           SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.8     Buy-Sell  Agreement,  dated May 15,  1996,  between  the Company and Gregory P.
                           Campbell,  incorporated by reference to Exhibit 10.8 of the  Registrant's  Form
                           SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.9     Tax Sharing  Agreement,  dated May 1, 1996, between the Company and each of the shareholders  named therein,  incorporated  by reference to Exhibit 10.9 of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.10    Form of Employee Non-Qualified Stock Option Agreement*
                  10.11    Form of Non-Employee Director Non-Qualified Stock Option Agreement*
                  10.12    Stock Purchase Agreement,  dated September 24, 1996, between Open Plan Systems,
                           Inc.,  Immaculate  Eagle,  Inc.,  Paul A.  Covert,  Todd A. Thomann and Siimon,
                           Inc.,  incorporated  by reference to Exhibit 2.1 of the  Registrant's  Form 8-K filed October 16, 1996, File No. 0-20743.
                 10.13     Lease,  dated August 8, 1993,  between  Quality  Dairy  Company and  Immaculate
                           Eagle, Inc.
                 10.14     Open Plan Systems, Inc. Bonus Program for Officers
                 10.15     $10,000,000 Line of Credit Agreement with Crestar Bank
                  11       Statement re: Computation of Earnings Per Share
                  16       Letter from  Martin,  Dolan & Holton,  Ltd.  regarding  change in  accountants, incorporated  by  reference  to  Exhibit  16  of  the  Registrant's  Form  SB-2
                           Registration Statement, as amended, File No. 333-3188.
                  21       Subsidiaries of the Registrant
                  23.1     Consent of Ernst & Young LLP*
                  23.2     Consent of Ernst & Young LLP*
                  27       Financial Data Schedule   * (filed electronically only)

        ________
         *  Filed herewith

         (b)      Reports on Form 8-K.

                    The Company  filed a Current  Report on Form 8-K on November
               13, 1997 to report the election of Paul Covert as President and Chief Operating Officer.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         OPEN PLAN SYSTEMS, INC.


                                     By:     /s/ Paul A. Covert
                                                 Paul A. Covert
March 17, 1998                                   President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                  Title                                  Date

     /s/ Paul A. Covert                    President and Director (principal            March 17, 1998
         Paul A. Covert                    executive officer)

    /s/ Gary M. Farrell                    Chief Financial Officer, Secretary and       March 17, 1998
        Gary M. Farrell                     Director (principal financial officer)

    /s/ Neil F. Suffa                      Corporate Controller                         March 17, 1998
        Neil F. Suffa                      (principal accounting officer)

   /s/ Stan A. Fischer                     Director                                     March 17, 1998
       Stan A. Fischer

   /s/ Troy A. Peery, Jr.                  Director                                     March 17, 1998
       Troy A. Peery, Jr.

  /s/ Anthony F. Markel                    Director                                     March 17, 1998
      Anthony F. Markel

/s/ Theodore L. Chandler, Jr               Director                                     March 17, 1998
    Theodore L. Chandler, Jr.

 /s/ Robert F. Mizell                      Director                                     March 17, 1998
     Robert F. Mizell

/s/ C. T. Hill                             Director                                     March 17, 1998
    C. T. Hill

                                                   EXHIBIT INDEX

Exhibit No.                                                  Document
3(i)     Amended and  Restated  Articles of  Incorporation,  incorporated  by reference to Exhibit 3(i) of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
3(ii)    Amended and Restated  Bylaws,  incorporated  by reference  to Exhibit  3(ii) of the  Registrant's
         Form SB-2 Registration Statement, as amended, File No. 333-3188.
4        Form of Stock  Certificate,  incorporated by reference to Exhibit 4 of the Registrant's Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.1     Deed of Lease, as amended,  dated April 6, 1992,  between  Lingerfelt and Carpenter and Open Plan
         Systems,  Inc.,  incorporated  by  reference  to  Exhibit  10.1  of the  Registrant's  Form  SB-2
         Registration Statement, as amended, File No. 333-3188.
10.2     Commercial  Lease Contract,  dated May 4, 1993,  between M.D. Hodges  Enterprises,  Inc. and Open
         Plan  Systems,  Inc.,  incorporated  by reference to Exhibit 10.2 of the  Registrant's  Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.3     Commercial  Note made by Open Plan  Systems,  Inc.  in favor of  Crestar  Bank as of May 9, 1996, incorporated by reference to Exhibit 10.3 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.4     Security  Agreement,  dated  May 7,  1996,  between  Crestar  Bank and Open Plan  Systems,  Inc., incorporated by reference to Exhibit 10.4 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.5     Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan,  as amended,  incorporated  by reference to
         Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
10.6     Open  Plan  Systems,  Inc.  1996  Stock  Option  Plan For  Non-Employee  Directors,  as  amended, incorporated by reference to Exhibit 4.4 of the  Registrant's  Form S-8  Registration  Statement,
         File No. 333-15219.
10.7     Buy-Sell  Agreement,  dated May 24, 1996,  between the Company and Stan A. Fischer,  incorporated by reference to Exhibit 10.7 of the Registrant's  Form SB-2 Registration  Statement,  as amended,
         File No. 333-3188.
10.8     Buy-Sell  Agreement,   dated  May  15,  1996,  between  the  Company  and  Gregory  P.  Campbell, incorporated by reference to Exhibit 10.8 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.9     Tax Sharing  Agreement,  dated May 1, 1996,  between  the  Company  and each of the  shareholders named  therein,  incorporated  by  reference  to  Exhibit  10.9  of the  Registrant's  Form  SB-2
         Registration Statement, as amended, File No. 333-3188.
10.10    Form of Employee Non-Qualified Stock Option Agreement
10.11             Form of Non-Employee Director Non-Qualified Stock Option Agreement
10.12    Stock Purchase Agreement,  dated September 24, 1996, between Open Plan Systems,  Inc., Immaculate
         Eagle,  Inc.,  Paul A. Covert,  Todd A. Thomann and Siimon,  Inc.,  incorporated  by reference to
         Exhibit 2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.
10.13    Lease, dated August 8, 1993, between Quality Dairy Company and Immaculate Eagle, Inc.
10.14    Open Plan Systems, Inc. Bonus Program for Officers
10.15    $10,000,000 Line of Credit Agreement with Crestar Bank dated June 26, 1997
11       Statement re: Computation of Earnings Per Share
16       Letter from  Martin,  Dolan & Holton,  Ltd.  regarding  change in  accountants,  incorporated  by reference to Exhibit 16 of the Registrant's Form SB-2 Registration  Statement,  as amended,  File
         No. 333-3188.
21       Subsidiaries of the Registrant
23.1     Consent of Ernst & Young LLP*
23.2     Consent of Ernst & Young LLP*
27       Financial Data Schedule    * (filed electronically only)

*  Filed herewith