Form 10QSB
period 1998-03-31
OPEN PLAN SYSTEMS INC
filed 1998-05-15
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

         Common Stock, no par value - 4,472,433 shares as of May 12, 1998.

 Transitional Small Business Disclosure Format (check one):  Yes         No   X

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                                                     Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1998 (unaudited)                                    1
              and December 31, 1997

           Consolidated Statements of Operations- Three months                                         2
              ended March 31, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows - Three months                                        3
              months ended March 31, 1998 and 1997 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 1998                                 4

Item 2.    Management's Discussion and Analysis of                                                     9
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          11

Item 2.    Changes in Securities and Use of Proceeds                                                  11

Item 3.    Defaults Upon Senior Securities                                                            11

Item 4.    Submission of Matters to a Vote of                                                         11
              Security Holders

Item 5.    Other Information                                                                          11

Item 6.    Exhibits and Reports on Form 8-K                                                           11


SIGNATURES

                                         OPEN PLAN SYSTEMS, INC.
                                                  PART I
                                          FINANCIAL INFORMATION
                                       Item 1: Financial Statements
                                       Consolidated Balance Sheets
                                          (amounts in thousands)

                                                                              March 31,        December 31,
                                                                                1998              1997
                                                                         -------------------------------------
                                                                            (Unaudited)
 Assets
   Current assets:
      Cash and cash equivalents                                            $          111     $           73
      Trade accounts receivable, net                                                5,097              5,486
      Inventories                                                                   9,746             10,780
      Prepaids and other                                                              669                686
      Refundable income taxes                                                         795                795
      Deferred income taxes                                                          -                   106
                                                                         -------------------------------------
   Total current assets                                                            16,418             17,926

   Property and equipment, net                                                      3,600              3,493
   Goodwill, net                                                                    4,368              4,427
   Other                                                                              486                468
                                                                         -------------------------------------
   Total assets                                                            $       24,872   $         26,314
                                                                         =====================================

   Liabilities and stockholders' equity
   Current liabilities:
      Trade accounts payable                                             $          1,823   $          2,411
      Accrued compensation                                                            403                393
      Other accrued liabilities                                                       248                280
      Customer deposits                                                               741                841
      Line of credit                                                                2,726              2,110
      Current portion of long-term debt and capital lease
        obligations                                                                    95                126
                                                                         -------------------------------------
   Total current liabilities                                                        6,036              6,161

   Deferred income taxes                                                             -                   110
                                                                         -------------------------------------
   Total liabilities                                                                6,036              6,271

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,472                                      20,088             20,088
      Additional capital                                                              137                137
      Retained earnings                                                            (1,389)              (182)
                                                                         -------------------------------------
   Total stockholders' equity                                                      18,836             20,043
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       24,872   $         26,314
                                                                         =====================================

See accompanying notes.

                                             OPEN PLAN SYSTEMS, INC.

                               Consolidated Statements of Operations (Unaudited)
                                    (amounts in thousands, except per share)

                                                                   Three Months ended March
                                                                         31
                                                                1998              1997
                                                         ------------------------------------

Net sales                                                  $     7,900         $    6,437
Cost of sales                                                    6,256              4,976
                                                         ------------------------------------
Gross profit                                                     1,644              1,461

Operating expenses:
   Amortization of intangibles                                      69                 69
   Selling and marketing                                         1,972              1,250
   General and administrative                                      744                728
                                                         ------------------------------------
                                                                 2,785              2,047
                                                         ------------------------------------
Operating loss                                                  (1,141)              (586)

Other (income) expense:
   Interest expense                                                 66                  8
   Interest income                                                   -                (35)
   Other, net                                                        -                (10)
                                                         ------------------------------------
                                                                    66                (37)
                                                         ------------------------------------
Loss before income taxes                                        (1,207)              (549)

Income tax benefit                                                   -               (234)
                                                         ------------------------------------
Net loss                                                  $     (1,207)     $        (315)
                                                         ====================================

Basic and diluted loss per common share                  $        (.27)     $        (.07)
                                                         ====================================
Weighted average common shares outstanding                       4,472              4,472
                                                         ====================================


       See accompanying notes.

                                           OPEN PLAN SYSTEMS, INC.

                              Consolidated Statements of Cash Flows (Unaudited)
                                            (amounts in thousands)

                                                                   Three Months ended
                                                                      March 31
                                                               1998             1997
                                                         ----------------------------------
Operating activities
Net loss                                                   $      (1,207)   $        (315)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for losses on receivables                                 -               29
   Depreciation and amortization                                     277              282
    Loss on sale of property                                          15                -
   Deferred income taxes                                               4               (8)
   Changes in operating assets and liabilities:
     Accounts receivable                                             389             (155)
     Inventories                                                   1,034             (915)
     Prepaids and other                                              (11)            (390)
     Trade accounts payable                                         (588)             247
     Customer deposits                                              (100)             108
     Accrued and other liabilities                                   (22)              49
                                                         ----------------------------------
Net cash used in operating activities                               (217)          (1,070)

Investing activities
Purchases of property and equipment                                 (330)            (341)
                                                         ----------------------------------
Net cash used in investing activities                               (330)            (341)

Financing activities
Net borrowings on revolving line of credit                           616                -
Principal payments on long-term debt, and capital
   lease  obligations                                                (31)             (46)
                                                         ----------------------------------
Net cash (used in) provided by financing activities                  585              (46)
                                                         ----------------------------------

Increase (decrease) in cash and cash equivalents                      38           (1,457)

Cash and cash equivalents at beginning of period                      73            3,066
                                                         ----------------------------------
Cash and cash equivalents at end of period               $            11   $        1,609
                                                         ==================================

Supplemental disclosures
Interest paid                                            $            66   $            8
                                                         ==================================
Income taxes paid                                        $            12   $           17
                                                         ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998 or for any other interim period.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                            March 31,        December 31,
                                                              1998               1997
                                                       -------------------------------------
                                                           (Unaudited)

Components and fabric                                           $7,236             $7,650
Jobs in process and finished goods                               2,510              3,130
                                                       -------------------------------------
                                                                $9,746            $10,780
                                                       =====================================


3. Income Taxes

As a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company has not recorded the potential income tax benefit of $277,000 related to the quarter ended March 31, 1998. Related deferred income tax assets of $277,000 have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

4. Indebtedness

At March 31, 1998, the Company had outstanding borrowongs of $2,726,000 on its $6,000,000 line of credit. The Company was in violation of certain financial covenants contained in the line of credit at March 31, 1998. On May 13, 1998, the Company and the lender agreed that the non-compliance with the financial covenants would be waived for the first quarter and the amount of the line reduced to $4,000,000.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

     The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                 Three Months Ended
                                                      March 31,
                                                   1998        1997

Net sales                                         100.0%      100.0%
Cost of sales                                      79.2        77.3
                                                ----------- ----------
Gross profit                                       20.8        22.7
Amortization of intangibles                         0.9         1.1
Selling and marketing expenses                     25.0        19.4
General and administrative expenses                 9.4        11.3
                                                ----------- ----------
Operating loss                                    (14.5)       (9.1)
Other (income) expense                              0.8         (.6)
                                                ----------- ----------
Loss before income taxes                          (15.3)       (8.5)
Benefit from income taxes                            -         (3.6)
                                                ----------- ----------
Net loss                                          (15.3)%      (4.9)%
                                                =========== ==========


     Sales. Sales for the three months ended March 31, 1998 were $7,900,000, an increase of approximately $1,463,000 or 22.7% over the same period in 1997. The increase in the first quarter sales was principally due to sales from the Company's sales offices opened during 1997 as well as additional sales from the Company's National Accounts group, located at the Company's headquarters in Richmond, Virginia. In total, for offices open in excess of one year, seven of the sales offices showed increased sales during the period and five showed declining sales. The other three sales offices were opened during 1997.

     The Company continued to experience sales discounting pressure during the most recent quarter. This discounting pressure came primarily from dealers and large national companies served by the National Accounts group. The Company's sales mix continued to be skewed toward this segment of the business during the first quarter of 1998. The Company is in the process of implementing some new marketing initiatives around its traditional core customer market where, historically, there has been less discounting pressure.

     During the quarter, the Company implemented initiatives surrounding the branch office network including increased management and sales personnel levels. The Company is also continuing to evaluate the impact that its various marketing programs are having on sales in each market. Based on information generated from the programs, the Company is targeting its efforts on the most effective method of promotion for each market. Additionally, the Company has added salesmen to branch offices in order to increase the visibility and marketing efforts of those offices and to increase production from these offices.

     Cost of Sales. The Company's cost of sales includes costs of raw materials (new and used workstation components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales increased by $1,280,000 in the first quarter of 1998 from the $4,976,000 reported in the first quarter of 1997. The increase in cost of sales is primarily attributable to sales volume increases.

     The gross margin decreased to 20.8% in the first quarter of 1998 from 22.7% in the first quarter of 1997. During 1997, the Company used its manufacturing capacity to increase work-in-process and finished goods inventory levels based on expected sales volumes which did not materialize. As a result, the Company had excess levels of inventories of certain parts on hand. During the first quarter of 1998, the Company began reducing inventory levels so that inventory levels fell more in line with expected capacity and product needs. As a result, production levels decreased and the cost of goods produced during the quarter increased because certain fixed costs of the Company were spread over the lower production volume. Additionally, the Company continued to have lower margins on certain of its National Accounts business due to the higher discounting levels and relative volume of these projects in relation to the branch office results.

     The Company is evaluating initiatives to decrease costs relative to production such that the gross margins are more in line with historical levels of 30%+. However, the Company's plans are not finalized and the Company does not expect that any such initiatives, if implemented, will have an immediate impact on the gross margin.

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

     Selling and marketing expenses for the first quarter of 1998 increased to $1,972,000 from the $1,250,000 reported in the first quarter of 1997. The increases were primarily related to adding new management and sales people in the branch offices, increased advertising expenses related to coordinated national marketing programs and other anticipated expenses related to providing adequate support levels to the branch offices.

     The Company anticipates increasing the level of sales people in branch offices to the number necessary to effectively implement the Company's sales strategy for the branch office. This means that increased selling costs are anticipated in the short term as these additional resources are hired. However, the Company expects that increased sales revenue resulting from the larger sales staff will outpace the increases in compensation expense over the long term.

     General and administrative expenses increased to $744,000 in the first quarter of 1998 from the $728,000 reported in the first quarter of 1997. Excluding the non-recurring costs of evaluating potential acquisition candidates incurred in the first quarter of 1997, actual expenses increased by approximately $166,000. The primary reasons for the increase were increased compensation expense due to the changes in management that occurred over the past two quarters, and additional corporate travel, relocation and professional fees associated with such changes. The Company anticipates relatively higher levels of expenses over the next quarter and then reductions over the remainder of the year as additional programs are initiated to hold these expenses to manageable levels. The Company does expect to continue to implement its new management information system over the next year.

     Other Non-Operating Income and Expense. Total other income and expense changed from income of $37,000 for the first quarter of 1997 to expense of $66,000 for the first quarter of 1998. The primary reason for the decrease is due to the Company having expended the cash raised in the Company's initial public offering in 1996 during 1997 and having to borrow on its line of credit to fund operating expenses.

     Income Taxes. The Company recorded no income tax benefit for the first quarter of 1998 versus the $234,000 benefit recorded in the previous year. This was the result of recent operating losses and the uncertainty of the realization of the potential tax benefits. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used in operating activities was $217,000 for the three months ended March 31, 1998 as compared to $1,070,000 for the three months ended March 31, 1997. The decrease in cash used by operating activities for the first quarter of 1998 was primarily due to increased losses offset by reductions in inventories and receivables. The Company's inventory reductions were anticipated as part of the Company's plan to reduce its stock of raw materials and finished goods to more closely match current and near-term anticipated sales volumes. Trade accounts receivable decreased by approximately $300,000 during the first quarter of 1998 even in light of the Company's strong sales volumes during the quarter. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volumes will have not a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $328,000 for the three months ended March 31, 1998 as compared to $341,000 for the three months ended March 31, 1997. The cash used during the first quarter of 1998 is due to the purchase of certain capital equipment related to production activities. These purchases are consistent with the Company's focus on manufacturing high-quality, affordable office systems. The Company anticipates that capital spending for 1998 will be less than $1.0 million. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the Company's line of credit. At March 31, 1998, the Company had borrowings of $2,726,000 under its line of credit.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $585,000 during the first quarter of 1998 as compared to net cash used by financing activities of $46,000. This increase in cash flows from financing activities for the first quarter of 1998 represented reduced principal payments on outstanding long-term debt and capital leases as well as short-term borrowings on the Company's line of credit.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will increase over the next several quarters as continued decreases in inventory and accounts receivable, along with moderation of the decreases in accounts payable associated with the Company's reduced inventory purchases, should provide flexibility for the Company's short term cash position. The Company is also in negotiations with several financial institions to extend and increase it's line of credit which will provide it additional flexibility to manage its cash position and to fund any amount which might become due and payable under the terms of the TFM acquisition agreement.


Seasonality and Impact of Inflation

     Prior to 1997, the Company experienced lower net sales levels in the second and third quarters of the year and increased levels in the first and fourth quarters. The Company continues to grow rapidly and, as the result of adding additional sales offices and sales people during the past year and one-half, the Company sales results in 1997 and 1998 may not reflect similar seasonal variations. Because the Company recognizes revenues upon shipment and typically ships workstations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

     Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 1998 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1997, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              Not Applicable

Item 3.       Defaults upon Senior Securities

              In the first quarter of 1998, the Company was in violation of certain financial covenants contained in its bank line of credit. These defaults were waived by the bank on May 13, 1998. See Note 4 to the Notes to the Consolidated Financial Statements set forth elsewhere in this report.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

              The registrant has included the following exhibits pursuant to
              Item 601 of Regulation S-B.

                  Exhibit No.    Description
                ---------------- --------------------------------------------------------------
                      3(ii)      Amended and Restated Bylaws of Open Plan Systems, Inc.

                      11         Statement Re: Computation of Per Share Earnings

                      27         Financial Data Schedule (filed electronically only)

              (b)  Reports on Form 8-K

                  None

                             OPEN PLAN SYSTEMS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         OPEN PLAN SYSTEMS, INC.
                          ------------------------------------------------------

                                                                    (Registrant)


Date:      May 14, 1998                          /s/ Paul A. Covert
                          ------------------------------------------------------
                                                     Paul A. Covert
                                                        President



Date:      May 14, 1998                         /s/ Gary M. Farrell
                          ------------------------------------------------------
                                                    Gary M. Farrell
                                                Chief Financial Officer



Date:      May 14, 1998                        /s/ Neil F. Suffa
                          ------------------------------------------------------
                                                   Neil F. Suffa
                                               Corporate Controller

                                         OPEN PLAN SYSTEMS, INC.

                                              EXHIBIT INDEX


             Exhibit No.       Description
             ----------------- ------------------------------------------------------------------------

             3(ii)             Amended and Restated Bylaws of Open Plan Systems, Inc.

             11                Statement Re: Computation of Per Share Earnings

             27                Financial Data Schedule (filed electronically only)

