Form 10QSB
period 1998-06-30
OPEN PLAN SYSTEMS INC
filed 1998-08-14
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

      Common Stock, no par value - 4,672,433 shares as of August 12, 1998.

Transitional Small Business Disclosure Format (check one):  Yes          No   X

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                                                     Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 1998 (unaudited)                                     1
              and December 31, 1997

           Consolidated Statements of Operations- Three and six months                                 2
              ended June 30, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows - Six months                                          3
              ended June 30, 1998 and 1997 (unaudited)

           Notes to Consolidated Financial Statements - June 30, 1998                                  4

Item 2.    Management's Discussion and Analysis of                                                     6
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          12

Item 2.    Changes in Securities and Use of Proceeds                                                  12

Item 3.    Defaults Upon Senior Securities                                                            12

Item 4.    Submission of Matters to a Vote of                                                         12
              Security Holders

Item 5.    Other Information                                                                          13

Item 6.    Exhibits and Reports on Form 8-K                                                           14


SIGNATURES

                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                              June 30,         December 31,
                                                                                1998              1997
                                                                         ------------------------------------
                                                                            (Unaudited)

   Assets
   Current assets:
      Cash and cash equivalents                                            $           28     $           73
      Trade accounts receivable, net                                                6,011              5,486
      Inventories                                                                   7,768             10,780
      Prepaids and other                                                              735                686
      Refundable income taxes                                                         795                795
      Deferred income taxes                                                          -                   106
                                                                         -------------------------------------
   Total current assets                                                            15,337             17,926

   Property and equipment, net                                                      2,929              3,493
   Goodwill, net                                                                    4,309              4,427
   Other                                                                              465                468
                                                                         -------------------------------------
   Total assets                                                            $       23,040   $         26,314
                                                                         =====================================

   Liabilities and stockholders' equity
   Current liabilities:
      Trade accounts payable                                             $                  $           2,411
                                                                                    1,724
      Accrued compensation                                                          1,022                393
      Other accrued liabilities                                                       657                280
      Customer deposits                                                               782                841
      Line of credit                                                                2,769
                                                                                            2,110
      Current portion of long-term debt and capital lease
        obligations                                                                    66                126
                                                                         -------------------------------------
   Total current liabilities                                                        7,020              6,161

   Deferred income taxes                                                             -                   110
                                                                         -------------------------------------
   Total liabilities                                                                7,020              6,271

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,672 at June 30, 1998 and                 20,501             20,088
                                        4,472 at  Dec. 31, 1997
      Additional capital                                                              137                137
      Retained earnings                                                            (4,618)              (182)
                                                                         -------------------------------------
   Total stockholders' equity                                                      16,020             20,043
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       23,040   $         26,314
                                                                         =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                   Three Months ended                      Six Months ended
                                                                         June 30                             June 30
                                                                 1998              1997               1998              1997
                                                           ------------------------------------------------------------------------

Net sales                                                    $     8,332       $    7,164       $     16,232        $    13,601

Cost of sales                                                      7,143            5,010             13,399              9,986
                                                           ------------------------------------------------------------------------
Gross profit                                                       1,189            2,154              2,833              3,615

Operating expenses:
   Amortization of intangibles                                        69               69                138                138
   Selling and marketing                                           2,048            1,504              4,020              2,754
   General and administrative                                        939              573              1,683              1,301
   Operational restructuring                                       1,290                -              1,290                  -
                                                           ------------------------------------------------------------------------
                                                                   4,346            2,146              7,131              4,193
                                                           ------------------------------------------------------------------------
Operating (loss) income                                           (3,157)               8             (4,298)              (578)

Other (income) expense:
   Interest expense                                                   66               11                132                 19
   Interest income                                                    (9)             (24)                (9)               (59)
   Other, net                                                         15               (4)                15                (14)
                                                           ------------------------------------------------------------------------
                                                                      72              (17)               138                (54)
                                                           ------------------------------------------------------------------------
(Loss) income before income taxes                                 (3,229)              25             (4,436)              (524)

Income tax benefit                                                     -                -                  -               (234)
                                                           ------------------------------------------------------------------------
Net (loss) income                                           $     (3,229)   $          25       $     (4,436)     $        (290)
                                                           ========================================================================
Basic and diluted (loss) income per common share            $       (.72)   $         .01       $       (.99)     $        (.06)
                                                           ========================================================================
Weighted average common shares outstanding                         4,506            4,472              4,489              4,472
                                                           ========================================================================

       See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                    Six Months ended
                                                                      June 30
                                                               1998             1997
                                                         ----------------------------------
Operating activities
Net loss                                                   $      (4,436)   $        (290)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for losses on receivables                               128                8
   Depreciation and amortization                                     553              418
    Operational restructuring                                      1,290                -
    Loss on sale of property                                          28                4
   Deferred income taxes                                               4              (46)
   Changes in operating assets and liabilities:
     Accounts receivable                                            (653)              98
     Inventories                                                   3,012           (2,394)
     Prepaids and other                                             (113)            (559)
     Trade accounts payable                                         (687)             488
     Customer deposits                                               (59)              40
     Accrued and other liabilities                                   245              (23)
                                                         ----------------------------------
Net cash used in operating activities                               (688)          (2,210)

Investing activities
Purchases of property and equipment                                 (369)            (466)
                                                         ----------------------------------
Net cash used in investing activities                               (369)            (466)

Financing activities
Net borrowings on revolving line of credit                           659                -
Issuance of common stock (net of expenses)                           413                -
Principal payments on long-term debt and capital
   lease  obligations                                                (60)             (89)
                                                         ----------------------------------
Net cash provided by (used in) financing activities                1,012              (89)
                                                         ----------------------------------

Decrease in cash and cash equivalents                                (45)          (2,765)
Cash and cash equivalents at beginning of period                      73            3,066
                                                         ----------------------------------
Cash and cash equivalents at end of period               $            28   $          301
                                                         ==================================

Supplemental disclosures
Interest paid                                            $           132   $           11
                                                         ==================================
Income taxes paid                                        $            12   $          136
                                                         ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1998

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month and six month periods ending June 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998 or for any other interim period.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                            June 30,         December 31,
                                                              1998               1997
                                                       -------------------------------------
                                                           (Unaudited)
Components and fabric                                           $5,318             $7,650
Jobs in process and finished goods                               2,450              3,130
                                                       -------------------------------------
                                                                $7,768            $10,780
                                                       =====================================


3. Income Taxes

As a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company has not recorded potential income tax benefits of approximately $1,227,000 and $1,504,000 related to the quarter and six months ended June 30, 1998. The deferred income tax asset of $1,504,000 at June 30, 1998 has been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

4. Indebtedness

At June 30, 1998, the Company had outstanding borrowings of $2,769,000 on its $4,000,000 line of credit. The Company was in violation of certain financial covenants at June 30, 1998. On July 24, 1998, the Company and the financial institution agreed that the non-compliance with the financial covenants would be waived for the second quarter and the amount of the line reduced to $3,250,000 decreasing to $2,750,000 at scheduled intervals over the remaining term of the commitment, which expires October 31, 1998. At August 12, 1998, the line of credit balance was $2,255,000.

5. Common Stock

On June 15, 1998, the Company issued 200,000 shares of common stock in a private offering pursuant to a management and investment agreement with a private investment company. Additionally, the Company issued an option for 600,000 shares of common stock to the same party at varying strike prices. The option carries strike prices between $3.00 and $7.50 per share.

6. Operational Restructuring

During the second quarter of 1998, the Company recorded a restructuring charge of $1,290,000 related to warehouse consolidation, returning to a focus on remanufacturing and a sales office consolidation plan. The operational restructuring charge included amounts for severance pay, payouts under current lease agreements and the estimated loss on the disposal of certain fixed assets. In connection with this plan the Company, reduced sales and administrative staffing by approximately 30 people. The Company anticipates completing the asset sales and severance payments in the third quarter of 1998 and the lease termination costs are anticipated to extend into the year 2000.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

     The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                Three months ended      Six months ended
                                                      June 30,               June 30,
                                                   1998       1997       1998       1997
Net sales                                        100.0%      100.0%      100.0%     100.0%
Cost of sales                                      85.7       69.9        82.5       73.4
                                                ----------- ---------- ---------- -----------
Gross profit                                       14.3       30.1        17.5       26.6
Amortization of intangibles                          .8        1.0         0.9        1.0
Selling and marketing expenses                     24.6       21.0        24.8       20.2
General and administrative expenses                11.3        8.0        10.4        9.6
Operational restructuring                          15.5          -         7.9          -
                                                ----------- ---------- ---------- -----------
Operating (loss) income                           (37.9)       0.1       (26.5)      (4.2)
Other (income) expense                               .9       (0.2)        0.8       (0.4)
                                                ----------- ---------- ---------- -----------
Income (loss) before income taxes                 (38.8)       0.3       (27.3)      (3.8)
Benefit from income taxes                           -           -          -         (1.7)
                                                ----------- ---------- ---------- -----------
Net income (loss)                                 (38.8)       0.3%      (27.3)%     (2.1)%
                                                =========== ========== ========== ===========


     Operational Restructuring. The Company recorded a charge of $1,290,000 in the second quarter of 1998. The restructuring charge of $1,290,000 recognizes the costs related to three important strategic initiatives: 1) A return to a focus on the core remanufacturing business; 2) streamlining and consolidation of warehouse operations; and 3) consolidation of existing sales offices and reductions in sales training staff. As noted above, the Company will refocus on producing remanufactured product, reducing excess warehouse space, divest certain assets associated with the new workstation manufacturing capabilities and continue streamlining operations. In connection with the aforementioned plan, the Company reduced sales and administrative staffing by approximately 30 people. The Company anticipates completing the asset sales in the third quarter of 1998 and the lease termination costs are anticipated to extend into the year 2000. Total anticipated costs of lease termination are expected to be approximately $460,000. The Company believes that it will achieve annual cost reductions of approximately $1,500,000 as a result of the restructuring.

     In the announced restructuring plan, the Company will be reducing its warehousing capacity in Dallas, Atlanta, Cincinnati and Richmond as well at its Lansing, Michigan facility. The plan calls for the reduction of 156,000 square feet of leased warehouse space. Additionally, the Company is in the process of divesting certain metal working equipment originally acquired as part of the Company's plan to make its own line of new workstations as well as writing off its investment in new software acquired to support the new furniture manufacturing operations totaling approximately $600,000. This supports the Company's return to its focus on remanufacturing. The Company anticipates that these assets will be sold in the third quarter. The Company believes that these programs will reduce annual production costs by approximately $450,000 and will help it to return to gross margins that are more in line with pre-1997 levels.

     As part of the sales office restructuring program implemented at the end of the quarter, the Company closed its sales offices in Dallas, Charlotte and Baltimore and reduced sales training staff in certain other markets. The thrust of this program was to reduce the number of non-producing sales offices and personnel. The Charlotte and Baltimore markets will continue to be serviced by company employees working from their homes while the Dallas market will be serviced by independent sales representatives. The Company does not anticipate that these changes will have a material impact on sales volumes in future periods.


     Sales. Sales for the three and six months ended June 30, 1998 were $8,332,000 and $16,232,000, increases of approximately $1,168,000 and $2,631,000 or 16.3% and 19.3% over the same periods in 1997. The increase in sales was principally due to sales from the Company's three sales offices opened during 1997 as well as additional sales from the Company's National Accounts group.
Among the offices open in excess of one year, seven achieved increased sales during the period and five experienced declining sales. Three sales offices closed in July 1998 as part of the restructuring program described above.

     The Company continued to experience sales discounting pressure during the most recent quarter. This discounting pressure came primarily from dealers and large companies served by the National Accounts Group. The Company's sales growth continued to be skewed toward this segment of the business during the first and second quarters of 1998. The Company is in the process of implementing new marketing initiatives aimed at its traditional core customer market where, historically, there has been less discounting pressure.

     During the year, the Company implemented initiatives in the branch office network including increased management and sales personnel levels. The Company also is continuing to evaluate the impact that its various marketing programs are having on sales in each market.

     Cost of Sales. The Company's cost of sales includes costs of raw materials (new and used workstation components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales increased by $2,133,000 in the second quarter of 1998 from the $5,010,000 reported in the second quarter of 1997. Additionally, cost of sales increased by $3,413,000 for the first six months of 1998 from the $9,986,000 reported in the similar period for 1997. The primary reasons for the increase in cost of sales was the additional sales recorded in 1998 along with the items described in detail below.

     The gross margin decreased to 14.3% and 17.5% in the second quarter of 1998 and for the first six months of 1998 from 30.1% and 26.6% for the respective periods in 1997. During 1997, the Company used its manufacturing capacity to increase work-in-process and finished goods inventory levels based on expected sales volumes which did not materialize. As a result, the Company had excess levels of inventories of certain parts. During the second quarter and first half of 1998, the Company reduced inventory to levels more in line with expected market needs. As a result, the Company had higher per unit costs as production units decreased more rapidly than production costs. The Company's margins were also impacted by some selective brokered sales. Additionally, the Company's margins continued to be impacted by excess warehousing capacity in the Dallas, Atlanta, Cincinnati and Richmond markets.

     Operating Expenses. The Company's most significant operating expense is selling and marketing expense. These costs are primarily related to salesperson compensation, advertising and other marketing expenses and rents. The Company compensates its salespeople through a combination of salaries and commissions. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build brand recognition and generate sales leads that may contribute to sales in later periods.

     Selling and marketing expenses for the second quarter of 1998 increased to $2,048,000 from the $1,504,000 reported in the second quarter of 1997. Selling and marketing expenses increased to $4,020,000 for the first six months of 1998 from the $2,754,000 reported in the first six months of 1997. The increases were primarily related to adding new management and sales people in the branch offices, increased advertising expenses related to coordinated national marketing programs and other expenses related to providing adequate support levels to the branch offices.

     During the latter part of 1997 and early 1998, the Company increased the level of sales people in branch offices at a rate faster than it was able to train and manage the sales trainees. The Company, as part of its sales office restructuring program noted previously, has reduced the number of branch offices and sales trainees to levels that are manageable but, in management's opinion, allow for a significant level of growth. Even though the company reduced the number of direct sales people, the number of Company direct sales representatives remains 50% higher than June 30, 1997. The Company believes that this strategy will reduce the cost of selling and marketing by $600,000 annually while having no material adverse impact on sales levels.

     General and administrative expenses increased to $939,000 in the second quarter of 1998 from the $573,000 reported in the second quarter of 1997. These expenses increased to $1,683,000 for the first six months of 1998 from the $1,301,000 recorded in the similar period in 1997. The increase in expenses in the second quarter were primarily related to the termination of certain Company car leases, higher levels of bad debt expense and higher legal and accounting fees associated with the transition of management that has occurred over the past quarter. The Company anticipates that its restructuring program will result in lower levels of general and administrative expenses over the next several quarters. As a result of the restructuring of production and the refocus on remanufacturing, the Company has elected not to implement the new management information system it acquired in 1997.


     Other Non-Operating Income and Expense. Total other income and expense changed from income of $17,000 for the second quarter of 1997 to expense of $72,000 for the second quarter of 1998. Similarly, other income totaled $54,000 for the first six months of 1997 versus expense of $138,000 for the first six months of 1998. The primary reason for the decrease is that the Company expended the cash raised in its 1996 initial public offering during 1996 and 1997 and had to borrow on its line of credit to fund operating expenses in 1998.

     Income Taxes. The Company recorded no income tax benefit for the first six months of 1998 versus the $234,000 benefit recorded in the previous year. This was the result of recent operating losses and the uncertainty of the realization of the potential tax benefits. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

     Liquidity and Capital Resources Cash Flows from Operating Activities. Net cash used in operating activities was $688,000 for the six months ended June 30, 1998 as compared to $2,210,000 for the six months ended June 30, 1997. The decrease in cash used by operating activities for the first half of 1998 was primarily due to increased losses offset by reductions in inventories and the operational restructuring. The Company's inventory reductions were achieved as part of the Company's program to reduce its stock of raw materials and finished goods to more closely match anticipated sales volumes. Trade accounts receivable increased during the quarter and six months due to increases in sales. Days sales outstanding decreased slightly. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volumes will not have a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $369,000 for the six months ended June 30, 1998 as compared to $466,000 for the six months ended June 30, 1997. The cash used during the first half of 1998 was to purchase certain capital equipment related to continuing production activities. These purchases are consistent with the Company's focus on producing high-quality, affordable remanufactured office systems. The Company anticipates that capital spending for 1998 will be less than $1.0 million. The source of funds for anticipated capital spending will be funds from operations. At June 30, 1998, the Company had borrowings of $2,769,000 under its line of credit. The Company was in violation of certain financial covenants at June 30, 1998. On July 24, 1998, the Company and the lender agreed that the non-compliance with the financial covenants would be waived for the second quarter and the amount of the line reduced to $3,250,000 and declines at scheduled intervals to $2,750,000 over the term of the line. At August 12, 1998, the line of credit balance was $2,255,000.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1,012,000 during the first half of 1998 as compared to net cash used by financing activities of $89,000 during the comparable period in 1997. This increase in cash flows from financing activities for the first half of 1998 represented reduced principal payments on outstanding long-term debt and capital leases, short-term borrowings on the Company's line of credit, and the issuance of common stock.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will increase over the next several quarters as decreases in inventories, along with moderation of the decreases in accounts payable associated with the Company's reduced inventory purchases, should improve the Company's short term cash position. The Company is also in negotiations with several financial institutions to extend and increase its credit limit which will provide it additional flexibility to manage its cash position and to fund any amount which might become due and payable under the terms of the TFM acquisition agreement.


Seasonality and Impact of Inflation

     Because the Company recognizes revenues upon shipment and typically ships workstations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter and may not reflect a seasonal pattern.

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

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              (c) On June 17, 1998, the Company  entered into a Management  and Consulting  Agreement (the
              Agreement  with Great  Lakes  Capital,  LLP.  ("GLC") in  consideration  for,  among other things,  the grant of an option to GLC to  purchase up to 600,000  shares of Company  common stock over the next five  years at prices  ranging  from  $3.00 to $7.50 per share.  To date the option has not been exercised.  In connection  with the execution of the Agreement,  GLC was entitled to purchase  200,000 newly issued shares of common stock from the Company for a purchase  price of $2.175 per share or  $435,000 in the  aggregate.  The Company has claimed an exemption  from  registration  for the issuances of the option  (including any subsequent exercise  thereof) and the 200,000  shares of Common Stock to GLC under Section 4 (2) of the
              Securities  Act of 1933, as amended.  These  transactions  were  previously  reported in the
              Company's  Current  Report  on Form 8-K  filed  with the  Commission  on June 18,  1998,  as described in Item 6(b) below.

Item 3.       Defaults upon Senior Securities

              In the second quarter of 1998, the Company was in violation of certain  financial  covenants contained  in its bank line of credit.  These  defaults  were waived by the bank on July 24,
              1998.  See  Note  4 to  the  Notes  to  the  Consolidated  Financial  Statements  set  forth elsewhere in this report.

Item 4.       Submission of Matters to a Vote of Security Holders

                  On May 15, 1998, the Company held its annual meeting of  shareholders  (the  "Meeting").
              Three  persons,  two  designated  as  Class I  directors  and one  designated  as a Class II directors  were elected to the Board of  Directors  at the meeting.  Set forth below are the names of the  persons  elected  at the  Meeting as  directors,  the class to which they were elected, and the vote totals for each such director:



                                                             Votes For                     Votes Withheld

                Class I - Terms Expire 2001

                      Gary M. Farrell                           3,619,700                     258,024
                      E.W. Mugford                              3,620,600                     257,124

                Class II - Terms Expire 1999

                      Paul A. Covert                            2,362,158                   1,515,611

                      The  only  other  matter  considered  at the  Meeting  was the  ratification  of the appointment  of the firm of Ernst & Young LLP as  independent  auditors  for the Company for the fiscal year ending  December  31,  1998.  The vote total for  approval of this matter is set forth below:


                                                               Number
                                                               of Votes

                       For..................                   3,720,232

                       Against .............                       2,900

                       Abstain .............                     154,592

Item 5.       Other Information

              Not Applicable


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

              The registrant has included the following exhibits pursuant to Item 601 of Regulation S-B.

                  Exhibit No.    Description
                ---------------- ----------------------------------------------------------------------------

                        10.16    $4,000,000 Line of Credit Agreement with Crestar Bank

                        10.17    Management and Consulting  Agreement  dated June 17,1998  between Open Plan
                                 Systems and Great Lakes Capital, LLC.

                        10.18    Open Plan Systems,  Inc.  Non-Qualified Stock Option Agreement,  dated June
                                 17, 1998, by and between the Company and Great Lakes Capital

                        10.19    Voting and  Standstill  Agreement,  dated June 17, 1998, by and between the
                                 Company, Great Lakes Capital, LLC. And Great Lakes Capital, Inc.

                        10.20    Registration  Rights  Agreement,  dated June 17,  1998 by and  between  the
                                 Company and Great Lakes Capital LLC.

                        10.21    Employment  Agreement  dated June 17, 1998,  by and between the Company and
                                 John L. Hobey

                        10.22    Employment  Agreement,  dated June 17,  1998 by and between the Company and
                                 William F. Crabtree.

                      11         Statement Re: Computation of Per Share Earnings

                      27         Financial Data Schedule (filed electronically only)

              (b)  Reports on Form 8-K

              On June 18,  1998,  the  Company  filed a Current  Report on Form 8-k that  incorporated  by reference  under Item 5 a press release that announced the  appointments of John L. Hobey as
              Chief Executive  Officer and William F. Crabtree as Chief  Financial  Officer of the Company
              and the execution of a Management and Consulting  Agreement with Great Lakes Capital, LLC to provide management and consulting services for an 18 month term


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



                                              OPEN PLAN SYSTEMS, INC.
                          ------------------------------------------------------
                                                    (Registrant)



Date:      August 14, 1998                         /s/ John C. Hobey
                           -----------------------------------------------------
                                                       John C. Hobey
                                                 Chief Executive Officer



Date:      August 14, 1998                        /s/ William F. Crabtree
                          ------------------------------------------------------
                                                      William F. Crabtree
                                                   Chief Financial Officer



Date:      August 14, 1998                       /s/ Neil F. Suffa
                          ------------------------------------------------------
                                                     Neil F. Suffa
                                                  Corporate Controller



                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX



             (a)   Exhibits:

              The registrant has included the following exhibits pursuant to Item 601 of Regulation S-B.

                  Exhibit No.    Description
                ---------------- ----------------------------------------------------------------------------

                        10.16    $4,000,000 Line of Credit Agreement with Crestar Bank

                        10.17    Management and Consulting  Agreement  dated June 17,1998  between Open Plan
                                 Systems and Great Lakes Capital, LLC.

                        10.18    Open Plan Systems,  Inc.  Non-Qualified Stock Option Agreement,  dated June
                                 17, 1998, by and between the Company and Great Lakes Capital

                        10.19    Voting and  Standstill  Agreement,  dated June 17, 1998, by and between the
                                 Company, Great Lakes Capital, LLC. And Great Lakes Capital, Inc.

                        10.20    Registration  Rights  Agreement,  dated June 17,  1998 by and  between  the
                                 Company and Great Lakes Capital LLC.

                        10.21    Employment  Agreement  dated June 17, 1998,  by and between the Company and
                                 John L. Hobey

                        10.22    Employment  Agreement,  dated June 17,  1998 by and between the Company and
                                 William F. Crabtree.

                      11         Statement Re: Computation of Per Share Earnings

                      27         Financial Data Schedule (filed electronically only)