Form 10QSB
period 1998-09-30
OPEN PLAN SYSTEMS INC
filed 1998-11-13
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                            For the quarterly period ended September 30, 1998

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

        Common Stock, no par value - 4,672,433 shares as of November 12, 1998.

Transitional Small Business Disclosure Format (check one):  Yes          No   X

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                                                     Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1998 (unaudited)                                1
              and December 31, 1997

           Consolidated Statements of Operations- Three and nine months                                2
              ended September 30, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows - Nine months                                         3
              ended September 30, 1998 and 1997 (unaudited)

           Notes to Consolidated Financial Statements - September 30, 1998                             4

Item 2.    Management's Discussion and Analysis of                                                     7
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          13

Item 2.    Changes in Securities and Use of Proceeds                                                  13

Item 3.    Defaults Upon Senior Securities                                                            13

Item 4.    Submission of Matters to a Vote of                                                         13
              Security Holders

Item 5.    Other Information                                                                          14

Item 6.    Exhibits and Reports on Form 8-K                                                           15


SIGNATURES


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                            September 30,      December 31,
                                                                                1998              1997
                                                                         -------------------------------------
                                                                            (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                            $           28     $           73
      Trade accounts receivable, net                                                7,030              5,486
      Inventories                                                                   6,670             10,780
      Prepaids and other                                                              665                686
      Refundable income taxes                                                         795                795
      Deferred income taxes                                                          -                   106
                                                                         -------------------------------------
   Total current assets                                                            15,188             17,926

   Property and equipment, net                                                      2,686              3,493
   Goodwill, net                                                                    4,250              4,427
   Other                                                                              459                468
                                                                         -------------------------------------
   Total assets                                                            $       22,583   $         26,314
                                                                         =====================================

   Liabilities and stockholders' equity
   Current liabilities:
      Trade accounts payable                                             $                  $           2,411
                                                                                    1,983
      Accrued compensation                                                            567                393
      Other accrued liabilities                                                       736                280
      Customer deposits                                                               752                841
      Line of credit                                                                2,317
                                                                                            2,110
      Current portion of long-term debt and capital lease
        obligations                                                                    38                126
                                                                         -------------------------------------
   Total current liabilities                                                        6,393              6,161

   Deferred income taxes                                                             -                   110
                                                                         -------------------------------------
   Total liabilities                                                                6,393              6,271

   Stockholders' equity:
      Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,672 at Sept. 30, 1998 and                20,431             20,088
                                                             4,472 at
   Dec. 31, 1997
      Additional capital                                                              137                137
      Retained earnings                                                            (4,378)              (182)
                                                                         -------------------------------------
   Total stockholders' equity                                                      16,190             20,043
                                                                         -------------------------------------
   Total liabilities and stockholders' equity                              $       22,583   $         26,314
                                                                         =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                   Three Months ended                      Nine Months ended
                                                                      September 30                           June 30
                                                                 1998              1997               1998              1997
                                                           ------------------------------------------------------------------------
Net sales                                                    $     9,600       $    9,408       $     25,832        $    23,009

Cost of sales                                                      6,843            6,864             20,242             16,850
                                                           ------------------------------------------------------------------------
Gross profit                                                       2,757            2,544              5,590              6,159

Operating expenses:
   Amortization of intangibles                                        69               69                207                207
   Selling and marketing                                           1,808            1,766              5,828              4,520
   General and administrative                                        559              530              2,242              1,831
   Operational restructuring                                           -                -              1,290                  -
                                                           ------------------------------------------------------------------------
                                                                   2,436            2,365              9,567              6,558
                                                           ------------------------------------------------------------------------
Operating income (loss)                                              321              179             (3,977)              (399)

Other (income) expense:
   Interest expense                                                   75               18                207                 37
   Interest income                                                    (2)              (2)               (10)               (62)
   Other, net                                                          8              (17)                22                (30)
                                                           ------------------------------------------------------------------------
                                                                      81               (1)               219                (55)
                                                           ------------------------------------------------------------------------
Income (loss) before income taxes                                    240              180             (4,196)              (344)

Income tax expense (benefit)                                           -               33                  -               (201)
                                                           ------------------------------------------------------------------------
Net income (loss)                                           $        240    $         147       $     (4,196)     $        (143)
                                                           ========================================================================

Basic and diluted (loss) income per common share            $        .05    $         .03       $       (.92)     $        (.03)
                                                           =======================================================================
Weighted average common shares outstanding                         4,672            4,473              4,550              4,473
                                                           =======================================================================



       See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                   Nine Months ended
                                                                    September 30
                                                               1998             1997
                                                         ----------------------------------
Operating activities
Net loss                                                   $      (4,196)   $        (143)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for losses on receivables                               120               58
   Depreciation and amortization                                     816              629
    Operational restructuring                                      1,290                -
    Loss on sale of property                                          40                4
   Deferred income taxes                                               4              (63)
   Changes in operating assets and liabilities:
     Accounts receivable                                          (1,664)          (1,800)
     Inventories                                                   4,110           (2,881)
     Prepaids and other                                              (44)            (755)
     Trade accounts payable                                         (428)           1,039
     Customer deposits                                               (89)             (80)
     Accrued and other liabilities                                    56              157
                                                         ----------------------------------
Net cash used in operating activities                                 15           (3,835)

Investing activities
Purchases of property and equipment                                 (532)            (862)
Proceeds from the sale of property and equipment                       7                8
                                                         ----------------------------------
Net cash used in investing activities                               (525)            (854)

Financing activities
Net borrowings on revolving line of credit                           207            2,026
Issuance of common stock (net of expenses)                           343                -
Principal payments on long-term debt and capital
   lease  obligations                                                (88)            (134)
                                                         ----------------------------------
Net cash provided by (used in) financing activities                  462           (1,892)
                                                         ----------------------------------


Decrease in cash and cash equivalents                                (48)          (2,797)
Cash and cash equivalents at beginning of period                      73            3,066
                                                         ----------------------------------
Cash and cash equivalents at end of period               $            25    $          269
                                                         ==================================

Supplemental disclosures
Interest paid                                            $           207   $           37
                                                         ==================================
Income taxes paid                                        $            12   $          136
                                                         ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1998

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month and nine month periods ending September 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998 or for any other interim period.


2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                          September 30,      December 31,
                                                              1998               1997
                                                       -------------------------------------
                                                           (Unaudited)

Components and fabric                                           $4,360             $7,650
Jobs in process and finished goods                               2,310              3,130
                                                       -------------------------------------
                                                                $6,670            $10,780
                                                       =====================================


3. Income Taxes

As a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company has not recorded potential income tax benefits of $1,408,000 related to the nine months ended September 30, 1998. The deferred income tax asset of $1,408,000 at September 30, 1998 has been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

4. Indebtedness

At September 30, 1998, the Company had outstanding borrowings of $2,317,000 on its $3,000,000 line of credit. The Company was in violation of certain financial covenants at September 30, 1998. On October 23, 1998, the Company and the financial institution agreed that the non-compliance with the financial covenants would be waived for the third quarter and the amount of the line stay constant at $2,750,000 over the remaining term of the commitment, which expires December 31, 1998. At November 4, 1998, the outstanding borrowings on the line of credited totaled $750,000.

5. Common Stock

On June 15, 1998, the Company issued 200,000 shares of common stock in a private offering pursuant to a management and investment agreement with a private investment company. Additionally, the Company issued an option for 600,000 shares of common stock to the same party at varying strike prices. The option carries strike prices between $3.00 and $7.50 per share.

6. Operational Restructuring

During the second quarter of 1998, the Company recorded a restructuring charge of $1,290,000 related to warehouse consolidation, returning to a focus on remanufacturing and a sales office consolidation plan. The operational restructuring charge included amounts for severance pay, payouts under current lease agreements and the estimated loss on the disposal of certain fixed assets. In connection with this plan the Company reduced sales and administrative staffing by approximately 30 people. During the third quarter the Company disposed of all fixed included in the restructuring, approximately $600,000, and incurred much of the severance and lease termination costs. Additionally, the Company has approximately $361,000 of the reserve remaining to complete lease termination programs and warehouse consolidations. The Company anticipates approximately $50,000 of lease termination costs to extend into the year 2000.

7. Subsequent Events

     A portion of the potential consideration for the 1996 acquisition of the Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Furniture)("TFM") was 87,500 shares of common stock of Open Plan Systems, which has been held in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of Open Plan Systems common stock on October 1, 1998 was less than $15 per share, Open Plan was to make a cash payment to the former shareholders equal to the difference between the closing sales price on that date and $15, multiplied times the 87,500 shares of common stock, (subject to certain adjustments including claims by the Company for indemnification). At October 1, 1998, this amount was approximately $1,000,000.

     Management of Open Plan Systems has reviewed the circumstances of the TFM acquisition and has determined that the indemnification obligations of the former TFM shareholders exceed the $1.3 million agreed value of the stock in escrow. Open Plan Systems has requested the escrow agent to retain all of the stock and has served notice of the indemnification claims to the former TFM shareholders. As a result, no cash payment is due on any of the stock in escrow. The former shareholders of TFM served notice that they disputed the indemnification claims and the matter will now go to arbitration. If Open Plan Systems prevails on all of its claims in arbitration, the escrowed shares will be returned to Open Plan, which would reduce the TFM acquisition cost and related goodwill by approximately $1.3 million. Should Open Plan Systems not prevail on all of its claims, the Company will reduce equity and make appropriate cash payments to the shareholders.

     On November 9, 1998, two former officers of the Company filed a lawsuit in the State of Michigan, 30th Judicial Court, asserting among other things, non-compliance with the contractual terms of certain employment agreements. The plaintiffs assert damages of approximately $400,000. The Company believes that these claims are without merit. On the same day, the Company filed suit against the two former officers in the United States District Court for the Eastern District of Virginia, claiming among other things, improper use of Company assets. Due to the recent nature of these actions, the Company is unable to predict what the ultimate outcome of these actions will be.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

     The following table sets forth the relationship of costs and expenses as a percentage of the Company's sales for the periods indicated:

                                                Three months ended      Nine months ended
                                                  September 30,           September 30,
                                                   1998       1997        1998      1997

Net sales                                         100.0%      100.0%      100.0%     100.0%
Cost of sales                                      71.3        73.0        78.4       73.2
                                                ----------- ---------- ---------- -----------
Gross profit                                       28.7        27.0        21.6       26.8
Amortization of intangibles                          .7          .7         0.8        0.9
Selling and marketing expenses                     18.9        18.8        22.6       19.6
General and administrative expenses                 5.8         5.6         8.7        8.0
Operational restructuring                             -           -         5.0         -
                                                ----------- ---------- ---------- -----------
Operating income (loss)                             3.3         1.9       (15.4)      (1.7)
Other expense (income)                              0.8           -         0.8       (0.2)
                                                ----------- ---------- ---------- -----------
Income (loss) before income taxes                   2.5         1.9       (16.2)      (1.5)
Expense (benefit) from income taxes                   -          .3           -       ( .9)
                                                ----------- ---------- ---------- -----------
Net income (loss)                                   2.5%        1.6%      (16.2)%      (.6)%
                                                =========== ========== ========== ===========


     Operational Restructuring. The Company recorded a charge of $1,290,000 in the second quarter of 1998. The restructuring charge of $1,290,000 recognizes the costs related to three important strategic initiatives: 1) A return to a focus on the core remanufacturing business; 2) streamlining and consolidation of warehouse operations; and 3) consolidation of existing sales offices and reductions in sales training staff. As noted above, the Company will refocus on producing remanufactured product, reducing excess warehouse space, divest certain assets associated with the new workstation manufacturing capabilities and continue streamlining operations. In connection with the aforementioned plan, the Company reduced sales and administrative staffing by approximately 30 people. During the third quarter the Company disposed of all fixed included in the restructuring, approximately $600,000, and incurred much of the severance and lease termination costs. Additionally, the Company has approximately
$361,000 of the reserve remaining to complete lease termination programs and warehouse consolidations. The Company anticipates approximately $50,000 of lease termination costs to extend into the year 2000. At this time management feels that the economic impact of this plan is consistent with what was originally estimated,

     In the announced restructuring plan, the Company will be reducing its warehousing capacity in Dallas, Atlanta, Cincinnati and Richmond as well as at its Lansing, Michigan facility. The plan calls for the reduction of 156,000 square feet of leased warehouse space. Additionally, the Company has divested certain metal working equipment and has written off its investment in new software acquired to support new furniture manufacturing operations. This supports the Company's return to its focus on remanufacturing. The Company believes that these programs will reduce annual production costs by approximately $450,000 and will help it to return to gross margins that are more in line with pre-1997 levels.

     As part of the sales office restructuring program implemented at the end of the second quarter, the Company closed its sales offices in Dallas, Charlotte and Baltimore and reduced sales training staff in certain other markets. The thrust of this program was to reduce the number of non-producing sales offices and personnel. The Charlotte and Baltimore markets will continue to be serviced by company employees working from their homes while the Dallas market will be serviced by independent sales representatives. The Company does not anticipate that these changes will have a material impact on sales volumes in future periods.


     Sales. Sales for the three and nine months ended September 30, 1998 were $9,600,000 and $25,832,000, increases of approximately $192,000 and $2,823,000 or 2.0% and 12.3% over the same periods in 1997. The third quarter of 1997 included a non-recurring order related to the Company's new furniture line totaling approximately $1.5 million. When this order is excluded, sales increased by $1.7 million and $4.3 million, or 18.1% and 18.7% over comparable 1997 periods. The increase in sales was principally due to sales from the Company's three sales offices opened during 1997 as well as additional sales from the Company's National Accounts group. Three sales offices were closed in July 1998 as part of the restructuring program described above. Among the offices open in excess of one year, five achieved increased sales during the period and seven experienced declining sales.

     During the year, the Company has implemented initiatives in the branch office network which have included increased management and sales personnel levels. The Company also is continuing to evaluate the impact that its various marketing programs are having on sales in each market.

     Cost of Sales. The Company's cost of sales includes costs of raw materials (new and used workstation components, new fabric, laminate, paint, and other materials), labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales decreased by $21,000 in the third quarter of 1998 from the $6,864,000 reported in the third quarter of 1997. Cost of sales increased by $3,392,000 for the first nine months of 1998 from the $16,850,000 reported in the similar period for 1997. The primary reason for the decrease in the third quarter cost of sales was due to cost reductions in production and materials. The increase in cost of sales for the first nine months of 1998 was due to the additional sales recorded in 1998 along with the items described in detail below.

     The gross margin increased to 28.7% in the third quarter of 1998 from 27.0% in the third quarter of 1997. For the first nine months of 1998 the gross margin decreased to 21.6% from 26.8% for the respective period in 1997. During the third quarter of 1998, the Company's efforts to reduce production overhead and streamline production processes had a positive impact on results. During 1997, the Company used its manufacturing capacity to increase work-in-process and finished goods inventory levels based on expected sales volumes which did not materialize. As a result, the Company had excess levels of inventories of certain parts. During the first three quarters of 1998, the Company reduced inventory to levels more in line with expected market needs. As a result, the Company had higher per unit costs as production units decreased more rapidly than production costs. The Company's margins continued to be impacted by some selective brokered sales with lower than normal margins.

     Operating Expenses. The Company's most significant operating expense is selling and marketing expense. These costs are primarily related to salesperson compensation, advertising, rents and other marketing expenses and rents. The Company compensates its salespeople through a combination of salaries and commissions. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build brand recognition and generate sales leads that may contribute to sales in later periods.

     Selling and marketing expenses for the third quarter of 1998 increased to $1,808,000 from the $1,766,000 reported in the third quarter of 1997. Selling and marketing expenses increased to $5,828,000 for the first nine months of 1998 from the $4,520,000 reported in the first nine months of 1997. The increase in the third quarter of 1998 was related primarily to higher levels of advertising and promotion. The increase for the first nine months of 1998 was related primarily to adding new management and sales people in the branch offices, increased advertising expenses related to coordinated national marketing programs and other expenses.

     During the latter part of 1997 and early 1998, the Company increased the level of sales representatives in branch offices at a rate faster than it was able to effectively train and manage its new sales representatives. The Company, as part of its sales office restructuring program noted previously, has reduced the number of branch offices and sales training staffs to levels that are manageable but, in management's opinion, allow for a significant level of growth. Even though the Company reduced the number of direct sales representatives, the number of such representatives remains 50% higher than June 30, 1997. The Company believes that this strategy will reduce the cost of selling and marketing by $600,000 annually while having no material adverse impact on sales levels. As a result of these programs, selling expenses decreased by over $200,000 in the third quarter versus the second quarter of 1998.

     General and administrative expenses of $559,000 in the third quarter of 1998 were comparable $530,000 reported in the third quarter of 1997. These expenses increased to $2,242,000 for the first nine months of 1998 from the $1,831,000 recorded in the similar period in 1997. The increase in expenses for the nine months was primarily related to the termination of certain Company car leases, higher levels of bad debt expense and higher legal and accounting fees associated with the transition of management that has occurred over the past two quarters. The Company anticipates that its restructuring program will result in lower levels of general and administrative expenses over the next several quarters. As a result of the restructuring of production and the refocus on remanufacturing, the Company has elected not to implement the new management information system it acquired in 1997. This will have the impact of reducing consulting fees and depreciation expense over the next several years.


     Other Non-Operating Income and Expense. Total other income and expense changed from income of $1,000 for the third quarter of 1997 to expense of $81,000 for the third quarter of 1998. Similarly, other income totaled $55,000 for the first nine months of 1997 versus expense of $219,000 for the first nine months of 1998. The primary reason for the decrease is that the Company expended the cash raised in its 1996 initial public offering during 1996 and 1997 and had to borrow on its line of credit to fund operating expenses in 1998.

     Income Taxes. The Company recorded no income tax benefit for the first nine months of 1998 versus the $201,000 benefit recorded in the previous year. This was the result of recent operating losses and the uncertainty of the realization of the potential tax benefits. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

     Liquidity and Capital Resources Cash Flows from Operating Activities. Net cash provided by operating activities was $15,000 for the nine months ended September 30, 1998 as compared to cash used by operating activities of $3,835,000 for the nine months ended September 30, 1997. The decrease in cash used by operating activities for the first nine months of 1998 was primarily due to increased losses offset by reductions in inventories and the operational restructuring. The Company's inventory reductions were achieved as part of the Company's program to reduce its stock of raw materials and finished goods to more closely match anticipated sales volumes. Trade accounts receivable increased during the quarter and nine months due to increases in sales and increases in the number of days sales outstanding. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volumes will not have a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $525,000 for the nine months ended September 30, 1998 as compared to $854,000 for the nine months ended September 30, 1997. The cash used during the first nine months of 1998 was to purchase certain capital equipment related to continuing production activities. These purchases are consistent with the Company's focus on producing high-quality, affordable remanufactured office systems. The Company anticipates that capital spending for 1998 will be less than $750,000. The source of funds for anticipated capital spending will be funds from operations. At September 30, 1998, the Company had outstanding borrowings of $2,317,000 on its $3,000,000 line of credit. The Company was in violation of certain financial covenants during the third quarter of 1998. On September 23, 1998, the Company and the financial institution agreed that the non-compliance with the financial covenants would be waived for the third quarter and the amount of the line stay consistent at $2,750,000 over the remaining term of the commitment, which expires December 31, 1998. At November 4, 1998, the outstanding borrowings on the line of credit totaled $750,000.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $462,000 during the first three quarters of 1998 as compared to net cash used by financing activities of $1,892,000 during the comparable period in 1997. This increase in cash flows from financing activities for the first half of 1998 represented reduced principal payments on outstanding long-term debt and capital leases, reduced reliance on short-term borrowings on the Company's line of credit, and the issuance of common stock.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will increase over the next several quarters as decreases in inventories, along with moderation of the decreases in accounts payable associated with the Company's reduced inventory purchases, should continue to improve the Company's short term cash position. The Company is negotiating with another financial institution to provide a $5,000,000 line of credit facility for a period of 2 years which will be collateralized by substantially all the Company's assets. The Company hopes to complete the transition to this new facility in the fourth quarter of 1998.

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

     The Company will continue to assess it's exposure to the Year 2000 issue with regards to new technology acquired or additional entities with which it interacts and, if necessary, appropriate contingency plans will be developed.


Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company believes" or "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 1998 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1997, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the statements of this report.

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              See Note 7 to the Consolidated Financial Statements set forth elsewhere in this report.

Item 2.       Changes in Securities and Use of Proceeds

              None

Item 3.       Defaults upon Senior Securities

              In the third quarter of 1998,  the Company was in violation of certain  financial  covenants contained  in its bank line of credit.  These  defaults  were  waived by the bank on October
              23,  1998.  See Note 4 to the  Notes to the  Consolidated  Financial  Statements  set  forth elsewhere in this report.

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

                      10.16      $2,750,000 Line of Credit Agreement with Crestar Bank

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



                                                      OPEN PLAN SYSTEMS, INC.
                                      ------------------------------------------
                                                              (Registrant)



Date:      November 12, 1998                       /s/ John C. Hobey
                                      ------------------------------------------
                                                       John C. Hobey
                                                  Chief Executive Officer



Date:      November 12, 1998                       /s/ William F. Crabtree
                                      ------------------------------------------
                                                       William F. Crabtree
                                                     Chief Financial Officer



Date:      November 12, 1998                       /s/ Neil F. Suffa
                                      ------------------------------------------
                                                          Neil F. Suffa
                                                      Corporate Controller

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX

             Exhibit No.       Description
             ----------------- ------------------------------------------------------------------------

             10.16             $2,750,000 Line of Credit Agreement with Crestar Bank

             11                Statement Re: Computation of Per Share Earnings

             27                Financial Data Schedule (filed electronically only)
