Form 10KSB
period 1998-12-31
OPEN PLAN SYSTEMS INC
filed 1999-04-01
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

     The issuer's revenues for the fiscal year ended December 31, 1998 were $33,676,000.

     The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 18, 1999 was $8,909,416.

     The number of shares of Common Stock outstanding as of March 18, 1999, was 4,672,433.

Transitional Small Business Disclosure Format (check one):  Yes ___   No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (to be filed) is incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


                                     PART I

                                                                                                           Page
Item 1.           Description of Business.................................................................  1

Item 2.           Description of Property.................................................................  7

Item 3.           Legal Proceedings.......................................................................  7

Item 4.           Submission of Matters to a Vote of Security Holders.....................................  8


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters................................  9

Item 6.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.............................................................................. 10

Item 7.           Financial Statements....................................................................16

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................................................32


                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.......................................32

Item 10.          Executive Compensation..................................................................32

Item 11.          Security Ownership of Certain Beneficial Owners and Management..........................32

Item 12.          Certain Relationships and Related Transactions..........................................32

Item 13.          Exhibits, List and Reports on Form 8-K..................................................33

                                                      PART I

Item 1.  .........Description of Business

     Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company restores, remanufactures and markets modular office Work Stations. The Company operates remanufacturing facilities in Richmond, Virginia and Lansing, Michigan. During 1998, it closed a light remanufacturing facility in Dallas, Texas and sold assets related to new furniture manufacturing at its Richmond, Virginia plant.

The Office Furniture Industry

     The trend in the office furniture industry for the past twenty-five years has been away from a simple desk and file design to a sophisticated Work Station design because of the flexibility and productivity advantages that such Work Stations provide. Work Stations have become more sophisticated as the usage of computers and telecommunications equipment has increased in modern offices.

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

     The business of remanufacturing Work Stations has grown steadily during the 1990's. The Company believes this growth is principally due to the greater availability of high quality remanufactured Work Stations at prices substantially below manufacturers' retail list prices for new Work Stations, thereby providing end-users with substantial value. In addition, the growth of the remanufacturing business has been assisted by the increased availability of used Work Stations for remanufacturing. Used Work Stations have become more readily available in recent years due to an increased base of installed Work Stations and corporate events such as mergers, acquisitions, divestitures, downsizings and relocations. The adoption of recycling programs or policies by businesses has also been a major factor leading to increased demand for remanufactured Work Stations.

Overview of the Company's Operations

     The Company's primary business is the remanufacture of modular office Work Stations. The Company purchases used Work Stations from end-users, brokers and dealers and transports the Work Stations to its facilities in Richmond, Virginia and Lansing, Michigan. The Work Stations are disassembled, inventoried by component parts and stored. The Company then restores the used Work Stations through the remanufacturing process to meet customers' needs. Remanufacturing usually includes sanding, painting, laminating, reupholstering and updating electrical components.

     The Company's design staff works with customers to optimize use of available office space through customized space plans. Customers are able to choose from among several colors of laminate and paint and over 1,000 different fabrics. After the initial sales call, the Company responds to the customer's needs with a proposal which includes a computer aided design of the space, the number of Work Stations and the cost, typically within 72 hours. Once a purchase order is received, the fabric selected by the customer is applied to the panels, and the various components of the Work Stations are assembled for shipping. The Work Stations sold by the Company's direct sales force are installed at the customer's offices by the Company's employees or by approved outside installers giving the Company control over the entire process. The Company's large inventory of disassembled component parts permits shipping generally within one to four weeks of receiving a purchase order, depending on the product and fabrics required. The Company believes that its ability to provide high quality Work Stations at discounted prices, coupled with its emphasis on superior customer service through its design staff and Company trained or approved installers, gives it a competitive advantage over manufacturers and other remanufacturers of Work Stations.

     The Company's Richmond, Virginia and Lansing, Michigan facilities include all of the equipment required to remanufacture Work Stations including closed and open painting and drying booths as well as sanding, woodworking and reupholstering equipment. Plant layout has been designed to facilitate the efficient flow of materials and streamline the remanufacturing process through disassembly, storage, remanufacturing and shipping. Quality control for the remanufactured products occurs at various stages during the remanufacturing process including the final quality control verifications at shipment and upon installation.

     The Company sells Work Stations primarily through twelve Company-owned direct sales offices. The Company believes that each of the fifty largest metropolitan areas of the United States will support a sales office. In marketing its products, the Company utilizes several innovative programs, including its asset banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases. In addition, the Company sells products through certain dealers throughout the country.

Products

     The Company's principal product is remanufactured Herman Miller and Haworth Work Stations. During 1996, the Company also acquired the capacity to manufacture its own line of new Work Stations. However, during 1998, the Company sold the assets relating to the manufacture of new Work Stations and discontinued its product line of new Work Stations.

     The Company believes that Work Stations offer significant advantages over the traditional desk, free-standing file and permanent drywall office layout. Work Stations enable businesses to house more people in a given space because Work Stations combine moveable panels, work surfaces, storage units, lighting and electrical distribution into a single integrated unit. The end result is less square feet of office space per worker and, therefore, lower facility costs per employee.

     Work Stations often are acoustically treated to provide conversational privacy required by closer quarters. Because Work Stations usually are lower than ceiling height, lighting, heating, ventilation and air conditioning are not confined to individual spaces, allowing distribution among more workers which reduces building operating costs. Work Stations incorporate electrical circuitry necessary to operate computers and telecommunications equipment. The Company's Work Stations meet the safety standards established by Underwriters Laboratories. The Company believes it is one of only a few remanufacturers whose Work Station components are listed with Underwriters Laboratories.

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

     In addition to Work Stations, the Company also sells new office chairs, desks and other case goods purchased from various manufacturers.

Inventory

     The number of installed Work Stations has increased steadily over the past twenty-five years and is now believed to exceed 20 million. The gradual aging of this installed base of Work Stations has resulted in the increased availability of used Work Stations for remanufacturing. The Company continuously seeks opportunities to purchase used Work Stations throughout the United States through competitive bids or private negotiations with end-users, brokers and dealers.

     Manufacturers of new Work Stations have developed trade-in programs to assist their dealers in encouraging their customers to purchase the most current products. Trade-ins also have been used to entice customers of dealers and manufacturers to trade-in a competitor's Work Stations for new Work Stations. While each manufacturer has a slightly different approach to the trade-in market, all frequently contact a list of brokers or remanufacturers, such as the Company, to solicit the highest bid for the entire inventory.

     At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its facilities where the Company determines whether the parts should be cleaned and sold as part of its "as is" sales program or remanufactured and stored as inventory and sold thereafter. The Company strives to ship all of its customers' orders in four weeks or less. The Company initiated a two week lead time program to accommodate shorter lead times from customers that will use a limited selection of fabrics and laminates. The Company also has the ability to purchase or produce new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts. The Company believes its ability to opportunistically acquire used Work Stations at attractive prices and hold them for future sale gives it a competitive advantage over other remanufacturers with less capital.

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

Distribution

     Sales Offices. The Company currently operates twelve sales offices in the metropolitan areas of Richmond, Washington D.C., Atlanta, Nashville, Chicago, New York, Philadelphia, Raleigh, Norfolk, Cincinnati, Lansing and Detroit. The Company believes that marketing and distributing its Work Stations through a direct sales force located in geographically dispersed sales offices gives it a competitive advantage over independent remanufacturing competitors who are typically local companies with limited sales and distribution capacity outside of their immediate market area. Approximately 80% of the Company's sales historically have been made to end-users by the Company's own sales representatives. In order to improve profitability and focus, the Company closed offices in Dallas, Charlotte and Baltimore in 1998. In 1999, the Company intends to continue its focus on improving the performance of its existing sales offices.

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

     Dealer Network. In addition to its own sales staff, the Company maintains a dealer network in those markets that are not sufficiently developed to support a sales office or in larger markets to supplement the efforts of the direct sales force. The dealer network allows the Company to market Work Stations on a cost-effective basis to a large number of businesses which may not be reached by the Company's sales representatives. Approximately 20% of the Company's sales historically have been made through dealers. The Company believes that its limited dealer network complements its strategy of expanding revenues through its own sales offices. All dealer agreements are non-exclusive and may be terminated at any time.

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

     Asset Banking. The Company developed its asset banking program in 1994 as a means to offer additional services to larger middle market and Fortune 500 businesses who reconfigure, dismantle and warehouse large quantities of Work Stations as an ongoing part of their operations. The asset banking program allows businesses to trade-in used Work Stations by "depositing" them with the Company in exchange for a "credit" based on current list prices of new Work Stations toward future purchases of the Company's remanufactured Work Stations. Work Stations "deposited" by customers become part of the Company's inventory of used Work Stations that can be remanufactured and are not expected to be returned to the customer. When a business with a "credit" chooses to purchase Work Stations at then-prevailing prices, the customer can make a complete or partial "withdrawal" from its account to pay for the Work Stations. The customer has the option to receive cash rather than a "credit" toward a Work Station purchase. The effect of the program is to make a customer's used Work Stations a renewable asset. The program eliminates the customer's inventory, storage and maintenance costs for Work Stations not in use, while at the same time positioning the Company for a future sale and increasing the Company's inventory which can be immediately remanufactured and sold. The Company also provides value-added services, such as design and project management, without charge to the customer to enhance the attractiveness of the program. The Company is currently able to offer both Herman Miller and Haworth Work Stations in the program.

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

     Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking." The GSA program became a solid contributor to 1998 sales volumes and the Company believes that it can continue to expand this program.

Customers

     The Company's customers range from small businesses to Fortune 500 companies. The typical size of a customer order is ten Work Stations or approximately $25,000. Profit margins on smaller orders generally are greater than on larger orders by Fortune 500 companies due to volume discounts provided by manufacturers of new Work Stations on large orders, which the Company is required to meet to compete for such orders. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 1998, the largest customer accounted for less than 5% of sales. The loss of any one customer would not have a material adverse effect on the Company.

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

     The Company competes with manufacturers, dealers, brokers and other remanufacturers in the sale of its remanufactured and "as is" Work Stations. Competition is primarily based upon price, delivery, design, quality and customer service. Certain manufacturers, such as Steelcase, remanufacture their own brand of used Work Stations for resale to customers. These manufacturers and their dealers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its innovative marketing programs, direct sales force, discount pricing and customer service. However, manufacturers and dealers of new and remanufactured Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to component parts, and availability of used Work Stations through trade-ins. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage. Such deeply discounted sales, however, generally occur only for very large orders which often provide remanufacturers such as the Company the opportunity to acquire used Work Stations of such purchasers at very attractive prices.

     The Company believes it is the largest independent remanufacturer of Work Stations in the United States based on gross revenues. Unlike most independent remanufacturers, which are typically local operations serving a single city or metropolitan area from a single sales office, the Company is able to compete effectively in many markets through its distribution channels. The Company also believes that its remanufacturing services are more comprehensive than the services provided by most other remanufacturers. Many remanufacturers provide minor repair services, but lack the personnel, equipment and facilities necessary to completely remanufacture Work Stations. The Company's manufacturing facilities include all of the equipment required to produce remanufactured Work Stations including sanding, painting, drying, woodworking and reupholstering equipment.



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

     The Company intends to continue to review existing patents applicable to Work Stations in the ordinary course of manufacturing new component parts.

Seasonality and Backlog

     In prior years, the Company noted a seasonal trend of lower sales volume in the second and third quarters, but for the past two years the Company has had no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers during that quarter. As a result, the Company's revenues and profits are difficult to predict and may fluctuate from quarter to quarter. The Company typically does not have any significant backlog of customer orders because it generally ships products within three weeks of receipt of an order. The Company's backlog at December 31, 1998 was approximately $2,439,000.

Employees

     As of December 31, 1998, the Company had 212 full time employees, consisting of 81 manufacturing and remanufacturing personnel, 10 sales managers, 45 salespersons, 26 installers, 2 marketing specialists, 10 designers, 6 customer service, 25 administrative support and 7 management employees. The Company also had 3 part time employees. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement. The executive officers and substantially all of the salespersons of the Company have agreed that they will not disclose certain proprietary information of the Company, and upon termination, will not solicit any customer of the Company for two years and will not compete with the Company for one year. The Company considers its relations with employees to be good.

Government Regulation

     The Company's operations are subject to a variety of federal, state and local environmental laws and regulations including those which limit the discharge, storage, handling and disposal of hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints and solvents. Management believes that the Company is in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance in the future cannot be determined. . Regulations implementing the federal Clean Air Act, as amended in 1990, may require reduced emissions of volatile organic compounds and hazardous air pollutants, including certain emissions resulting from the Company's use of paints and solvents in the remanufacturing process. As a result, the Company may be required to install emission controls or to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. The furniture industry and its suppliers are attempting to develop water-based paint and finishing materials to replace commonly-used organic-based paints and finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.

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

Insurance

     The Company maintains liability insurance policies covering a number of risks, including business interruption, property, commercial crime, comprehensive general liability and workers compensation and employer's liability insurance. The Company believes that its insurance coverage is adequate. In addition, the Company has obtained "key-man" insurance in the amount of $3,500,000 on the life of its former chief executive officer, naming the Company as sole beneficiary.

Item 2.  .........Description of Property

     The Company leases 180,000 square feet of space at its facility in Richmond, Virginia and 91,000 square feet of space at its facility in Lansing, Michigan. The Richmond lease expires in July 2002. The Company subleases 36,000 square feet at its Richmond facility. The Lansing lease expires in September 2000, subject to a one-year renewal option. The Company also has numerous other leases for its sales offices throughout the states in which it operates. The
Company owns substantially all of its equipment, including office and manufacturing equipment. The Company believes that its properties are maintained in good operating condition and are suitable for its purposes.

Item 3.  .........Legal Proceedings

     A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture)("TFM") was 87,500 shares of Common Stock of the Company, which has been held in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's Common Stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock, (subject to certain adjustments, including claims by the Company for indemnification). At the valuation date, October 1, 1998, this amount was $1,115,625.

     Management of the Company has reviewed the circumstances of the TFM acquisition and has determined that the indemnification obligations of the former TFM shareholders exceed the $1.3 million agreed value of the stock in escrow. Open Plan Systems has requested the escrow agent to retain all of the stock and has served notice of the indemnification claims to the former TFM shareholders. As a result, no cash payment is due on any of the stock in escrow. The former shareholders of TFM have disputed the indemnification claims. Under the purchase agreement, the disputed indemnification claims must be arbitrated.

     If the Company prevails on all of its claims in arbitration, the escrowed shares will be returned to the Company. Should the Company not prevail on all of its claims, the Company may be required to make cash payments to the shareholders in amounts designated by the arbitrator. The aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement has been recorded as a reduction in goodwill and shareholders' equity.

     On November 6, 1998, two former officers of the Company filed a lawsuit in the State of Michigan, 30th Judicial Court, asserting among other things, non-compliance with the contractual terms of certain employment agreements. The plaintiffs assert damages of approximately $400,000 in the aggregate. The Company believes that these claims are without merit. On the November 9, 1998, the Company filed suit against the two former officers in the United States District Court for the Eastern District of Virginia, claiming among other things, improper use of Company assets. Due to the recent nature of these actions, the Company is unable to predict the ultimate outcome of these actions.


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

Calendar Year                                                                                High        Low
     1997
         First Quarter ....................................................................$  9.25     $ 5.00
         Second Quarter....................................................................$  5.00     $ 3.50
         Third Quarter.....................................................................$  6.75     $ 3.50
         Fourth Quarter....................................................................$  6.25     $ 2.63
     1998
         First Quarter ....................................................................$  3.50     $ 2.63
         Second Quarter....................................................................$  2.82     $ 1.94
         Third Quarter.....................................................................$  3.13     $ 2.06
         Fourth Quarter....................................................................$  3.00     $ 1.94
     1999
         First Quarter (through March 16, 1999)............................................$  2.92     $ 2.13

     As of March 18, 1999, there were approximately 1,320 holders of record of the Company's Common Stock.

     Dividend Policy. Since the Company's initial public offering in 1996, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company currently intends to retain earnings of the Company to support operations and to finance expansion and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 Compared to 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $33.7 million from $32.0 million for the year ended December 31, 1997, an increase of 5.3%. The increased volume was the result of continuing demand for remanufactured office systems and increased sales at nine of the Company's 12 sales offices. Also contributing to the improved sales were shipments to the federal government which in large part offset a single major $1.4 million order in 1997. During 1998, three sales offices were closed as part of the operational restructuring recorded in the second quarter and discussed in detail below. A key element of the Company's sales strategy during the second half of the year was the return to a focus on the Company's core remanufacturing strategy which includes the remanufacture of Herman Miller and Haworth Work Stations. The Company's sales strategy remains focused on a direct sales force in those markets of sufficient potential to justify the investment required.

     Operational Restructuring. The Company recorded a charge of $1,290,000 in the second quarter of 1998. The restructuring charge of $1,290,000 recognizes the costs related to three important strategic initiatives: 1) A return to a focus on the core remanufacturing business; 2) streamlining and consolidation of warehouse operations; and 3) consolidation of existing sales offices and reductions in sales training staff. Pursuant to the restructuring plan, the Company refocused on producing remanufactured product, reduced excess warehouse space, divested certain assets associated with the new Work Station manufacturing capabilities, and streamlined operations and reduced sales and administrative staffing by approximately 30 people.

     The restructuring charge recorded included approximately $400,000 for lease termination costs, $600,000 for asset writedowns, and $100,000 for other costs associated with streamlining operations. The Company believes that it will achieve annual cost reductions of approximately $1,500,000 as a result of the restructuring. During the third and fourth quarters, the Company disposed of all fixed assets included in the restructuring and incurred substantially all of the severance and lease termination costs associated with the restructuring plan. Approximately $100,000 of the reserve remains to complete the lease termination programs and warehouse consolidations. At this time management believes that the economic impact of this plan is consistent with what was originally estimated.

     Under the restructuring plan, the Company reduced its warehousing capacity in Dallas, Atlanta, Cincinnati and Richmond as well as at its Lansing, Michigan facility. The plan called for the reduction of 156,000 square feet of leased warehouse space. Additionally, the Company has divested certain metal working equipment and has written off its investment in new software acquired to support new furniture manufacturing operations. This supports the Company's return to its focus on remanufacturing. The Company believes that these programs will reduce annual production costs by approximately $450,000 and will help it to return to gross margins that are more in line with pre-1997 levels.

     As part of the sales office restructuring program implemented at the end of the second quarter, the Company closed its sales offices in Dallas, Charlotte and Baltimore and reduced sales training staff in certain other markets. The sales offices closed contributed less than $800,000 in sales during 1998. The thrust of this program was to reduce the number of low production sales offices and personnel. The Charlotte, Baltimore and Dallas markets will be serviced by independent sales representatives or dealers. The Company does not anticipate that these changes will have a material adverse impact on sales volumes in future periods.


     Gross Margin. The Company's gross margin decreased from $8.4 million or 26.2% for the year ended December 31, 1997 to $7.9 million or 23.5% for the year ended December 31, 1998. This was caused by increased overhead costs during the early part of 1998 as well as higher material costs and lower productivity earlier in the year. During the first half of 1998, the Company's gross margin percentage was 17.5%. The gross margin percentage improved to 29.1% in the second half of 1998. The effect of the restructuring actions, improved manufacturing productivity and other cost reduction activities resulted in the improved margins. In 1998, the Company experienced less price discounting pressure than in 1997.

     The Company is continuing to analyze its procurement options with a major emphasis on determining the best, most efficient manner of procuring each item used in the manufacture and production of its product offerings. The Company has implemented a three-pronged approach to product acquisition. The Company will continue to purchase product on the used furniture market when the cost of such product does not exceed certain pricing thresholds, it will purchase new product to meet demand when the purchase price is less than that of remanufacturing or manufacturing the part, and it will manufacture certain component parts where it is economically advantageous to do so. During 1998, the Company successfully refocused itself on reducing the cost of its remanufactured products. Additionally, the Company believes that it can continue to trim inventory levels for certain items.


     Operating Expenses. Selling expenses increased by 10.8% to $7.2 million for the year ended December 31, 1998 from $6.5 million for the year ended December 31, 1997. Selling expenses also increased as a percentage of sales. The increase in selling expenses was caused by the Company's efforts in early 1998 to increase the size of its sales force and branch office network. As noted previously, the Company restructured its sales efforts at the end of the second quarter of 1998 to bring these costs more in line with expected revenue trends and provide a more solid base for future growth. When the Company opens new sales offices, it typically takes several years to generate enough sales to provide targeted returns. New sales offices are therefore initially a drain on Company profits and the Company plans to carefully manage the timing of future openings of new sales offices. With the Company's emphasis on its current sales office structure, it expects to decrease these costs as a percentage of sales in 1999, continuing the positive trend established in the second half of 1998.

     General and administrative expenses increased by 7.7% to $2.8 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997. This was primarily related to increases in corporate management and personnel expenses during the early part of 1998. During 1998, the Company incurred significant expenses related to significant changes in senior management. In 1997, the Company dedicated significant resources to the evaluation of potential business combinations and acquisitions that were ultimately determined not to be good strategic fits for the Company. The Company believes that it has added the appropriate resources to manage the Company's current operations and still aggressively pursue future growth. The Company significantly reduced these expenses in the latter part of 1998, with second half 1998 expenses down $555,000 from the first half of 1998.

     Other Non-Operating Income and Expenses. Total other income and expense decreased from income of $14,000 for the year ended December 31, 1997 to expense of $248,000 for the year ended December 31, 1998. The primary reasons are that the Company drew down its entire cash balance and borrowed on its line of credit during 1997. Bank debt declined from $2.8 million at the end of the second quarter of 1998 to $1 million by 1998 year-end. The Company believes that non-operating expenses will decrease in 1999 as the Company continues to reduce debt balances.

     Income Taxes. The Company recorded no tax benefit for the year as opposed to a benefit of $269,000 in the prior year. As a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company has not recorded potential income tax benefits of $1.3 million for 1998. The deferred income tax asset of $1.3 million at December 31, 1998 has been offset by a valuation allowance.

     Net Loss. The net loss for the year ended December 31, 1998 was $3,933,000 versus a loss of $748,000 for the year ended December 31, 1997. The net loss was principally caused by higher production costs relative to sales revenue, higher selling expenses and the operational restructuring charge.


Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operations was $1.2 million for the year ended December 31, 1998 versus cash used by operations of $3.5 million for the year ended December 31, 1997. The increase in cash provided by operations is due primarily to significantly lower inventory levels. The decrease in inventories is due to an aggressive program of inventory reduction. The Company believes that it will continue to make progress in reducing inventory levels in 1999. Accounts receivable increased, primarily related to government accounts.

     Cash Flows from Investing Activities. Net cash used in investing activities was $.4 million in 1998 versus $1.4 million in 1997. The decrease in investing activities was the result of the Company reducing its investment in equipment. The Company anticipates capital spending in 1999 to be less than $600,000 as it further automates its sales offices and marketing activities and purchases production equipment to make products more efficiently.

     Cash Flows from Financing Activities. Net cash used in financing activities was $.9 million in 1998 versus net cash provided by financing activities of $1.9 million in 1997. In 1997, the Company had to borrow from its line of credit to fund the additions to inventory. As inventory levels decreased in the latter half of 1998, the Company used its cash flow to pay down debt.

     Expected Future Cash Flows. Cash provided by operating activities should increase in 1999 as the Company expects that increases in profitability will be coupled with decreases in inventory and receivables. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its line of credit will be adequate to fund its short term and long term capital needs. As discussed in Item 3, the Company has a potential obligation to pay cash of up to $1,115,625 to the former shareholders of TFM, pending the results of arbitration. If any such payments are required, the Company expects there will be adequate availability under its line of credit to enable them.

     The Company does not currently anticipate making business acquisitions in 1999.

Year 2000 Issues

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or in the year 2000. The potential costs and uncertainties to companies in addressing this issue (the "Year 2000 issue") will depend on a number of factors, including their software and hardware and the nature of their industries. Companies must also coordinate with other entities with which they electronically interact, including suppliers, customers, creditors and financial service organizations.

     The Company has examined the Year 2000 issue and the potential costs and consequences to the Company in addressing this issue. The Company has determined that its existing systems are "Year 2000" compliant and therefore the Company will not have to convert any existing software, hardware and telephone systems or manufacturing equipment, in order to process transactions in the Year 2000. As a result, management believes the Year 2000 issue is not expected to material impact on the Company's operations.

     In assessing the material risks to the Company's business from the Year 2000 problem, the Company has considered the Year 2000 readiness of suppliers, customers (including the federal government), financial service providers, public utilities, telecommunication service providers and other third parties with which it does business. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the Year 2000 readiness of third parties, such information may not be provided voluntarily, may be otherwise unavailable, or may not be reliable. The Year 2000 compliance of third parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely affected by the failure of a third party to adequately address the Year 2000 problem.

     The Company will continue to assess its exposure to the Year 2000 issue with regards to new technology acquired or additional entities with which it interacts and, if necessary, appropriate contingency plans will be developed. Amounts expended to date associated with the Company's Year 2000 efforts have not been material. There can be no assurance that the Company's systems or the systems of other companies on which the Company relies will not be adversely affected by the Year 2000 issue.


Seasonality and Impact of Inflation

     In prior years, the Company noted a seasonal trend of lower sales volumes in the second and third quarters but for the past two years the Company has no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

     Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1999 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

     Potential Limitations on Future Growth. The Company has experienced significant growth since it commenced operations in 1989. The Company's continued growth will be dependent in part on the Company's ability to manage growth effectively, including the improvement of the Company's financial and management information systems, the expansion of the Company's manufacturing and remanufacturing operations and the recruitment and retention of executive staff and key employees. The Company also will be required to manage working capital and generate cash flow from operations to meet the needs of an expanding business. There can be no assurances that the Company's future growth will not be limited by insufficient cash flow or the lack of adequate financing required to fund such growth.

     Impact of Customer Preferences and Technological Advances on Sales. Certain potential customers may prefer new Work Stations to the Company's remanufactured Work Stations due to various factors, including the more developed and better financed marketing efforts of new Work Station manufacturers and such potential customers' reluctance to purchase remanufactured products because of image, perceived questions of quality or other factors. In addition, technological advances are frequently incorporated into new Work Stations by the leading manufacturers, particularly with respect to electrical circuits necessary for more advanced computer and telecommunications features. Although the Company has the ability to incorporate these technological advances in its remanufactured Work Stations, any such incorporation may increase remanufacturing costs and may reduce the price advantage of remanufactured Work Stations over newly manufactured Work Stations.

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

     The Company also purchases new and used component parts for use in the remanufacture of Work Stations. Although the Company can manufacture certain of the component parts needed to remanufacture Work Stations, there can be no assurances that shortages of certain component parts or higher prices for such parts will not occur in the future. An inability to produce or purchase necessary component parts in adequate quantities and at competitive prices could have a material adverse effect on the Company's results of operations and financial condition.

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

     No Assurance of Expansion of Product Lines and Business. The Company has concentrated its business on remanufacturing Work Stations manufactured by Herman Miller and Haworth. The Company has considered expanding its product line to include Work Stations of other manufacturers (particularly Steelcase) through the acquisition of companies specializing in remanufacturing products of those manufacturers or the establishment of additional remanufacturing facilities. The Company has limited experience in remanufacturing Work Stations of manufacturers other than Herman Miller and Haworth. Due to the differences in and lack of interchangeability of the various Work Stations and certain component parts produced by the major manufacturers, the Company's expansion of its product line will require additional training of production personnel, the establishment of additional sources of supply of used Work Stations and component parts and, in some cases, the establishment of different remanufacturing processes. As a result of these factors, there can be no assurance that the Company will be able to expand successfully its product line or maintain its historical gross margins. The failure of the Company to expand successfully its product line could have a material adverse effect on the growth and profitability of the Company's business.

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

     Potential Fluctuations in Quarterly Results. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers in that quarter. Accordingly, quarterly revenue levels are subject to substantial fluctuations and are often difficult to predict. Fluctuations in operating results could result in volatility in the price of the Company's Common Stock. If revenue levels are below expectations, operating results will be adversely affected.

     Competition. Competition in the Work Station segment of the office furniture industry is intense. The Company competes with many other companies in the sale of its new and remanufactured products as well as in the purchase of "as is" Work Stations and component parts for use in the Company's remanufactured Work Stations. In the sale of remanufactured Work Stations, the Company competes with manufacturers of new Work Stations and their remanufacturing subsidiaries, other independent remanufacturers and dealers of "as is" Work Stations. In the purchase of used Work Stations that are the primary source of the Company's supply for its remanufacturing operations, the Company competes with the manufacturers of new Work Stations and their remanufacturing subsidiaries, both of which sometimes provide a trade-in allowance to purchasers of their products, other independent remanufacturers and Work Station brokers and dealers.

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

     Environmental Regulations. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. Regulations implementing the federal Clean Air Act, as amended in 1990, may require reduced emissions of volatile organic compounds and hazardous air pollutants, including certain emissions resulting from the Company's use of paints and solvents in the remanufacturing process. As a result, the Company may be required to install emission controls or to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. There can be no assurance that these and other changes in environmental regulations in the future will not result in the need for capital expenditures or otherwise impose financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

     Risk of Patent Infringement Claims. Newly manufactured Work Stations contain numerous patented component parts. Although the Company is not aware of any existing or threatened patent infringement claims asserted against it and does not believe that the remanufacturing of Work Stations infringes the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company. In addition, the Company manufactures or purchases certain new and used component parts included in its remanufactured Work Stations. To the extent that such activities involve purchasing or manufacturing component parts similar to patented component parts, the Company could become subject to claims of patent infringement if the manufacture or use of such component parts infringed the proprietary rights of third parties. In addition, the existence of third party proprietary rights could limit the Company's ability to produce or use certain component parts. Damages for violation of third party proprietary rights could be substantial and could have a material adverse effect on the Company's financial condition and results of operation. Regardless of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof.

Item 7.           Financial Statements

         The following audited consolidated financial statements of the Company are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

         Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Open Plan Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Open Plan Systems, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Richmond, Virginia
February 12, 1999

                             OPEN PLAN SYSTEMS, INC.
                          Consolidated Balance Sheets
                             (amounts in thousands)


                                                                             December 31
                                                                       1998              1997
                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents
                                                                $             2    $            73
   Accounts receivable, net                                               6,289              5,486
   Inventories (Note 3)                                                   6,908             10,780
   Prepaids and other                                                       672                686
   Refundable income taxes                                                  305                795
   Deferred income taxes (Note 7)                                             -                106
                                                                ------------------------------------
Total current assets                                                     14,176             17,926

Property and equipment, net (Note 4)                                      2,288              3,493
Goodwill, net  (Note 1)                                                   3,075              4,427
Other                                                                       466                468
                                                                ------------------------------------
Total assets                                                    $        20,005    $        26,314
                                                                ====================================


Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit (Note 5)                            $           952    $         2,110
   Trade accounts payable                                                 1,995              2,411
   Accrued compensation                                                     263                393
   Other accrued liabilities                                                429                280
   Customer deposits                                                      1,000                841
   Notes payable                                                             20                126
                                                                ------------------------------------
Total current liabilities                                                 4,659              6,161

Deferred income taxes (Note 7)                                                -                110
                                                                ------------------------------------
Total liabilities                                                         4,659              6,271

Shareholders' equity (Notes 6 and 8):
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,672 - 1998                        19,324             20,088
                                   - 4,472 - 1997
   Additional capital                                                       137                137
   Accumulated deficit                                                   (4,115)              (182)
                                                                ------------------------------------
Total shareholders' equity                                               15,346             20,043
                                                                ------------------------------------
Total liabilities and shareholders' equity                      $        20,005    $        26,314
                                                                ====================================

See accompanying notes to consolidated financial statements.

                            OPEN PLAN SYSTEMS, INC.
                     Consolidated Statements of Operations
                (amounts in thousands, except per share amounts)

                                                                           Year ended
                                                                          December 31
                                                                     1998            1997
                                                                --------------------------------

Net sales                                                              $33,676         $31,968

Cost of sales                                                           25,765          23,593
                                                                --------------------------------
Gross profit                                                             7,911           8,375

Operating expenses:
   Amortization of intangibles                                             275             275
   Selling and marketing                                                 7,220           6,524
   General and administrative                                            2,811           2,607
   Operational restructuring                                             1,290               -
                                                                --------------------------------
                                                                         11,596           9,406
                                                                --------------------------------
Operating loss                                                          (3,685)         (1,031)

Other (income) expense:
   Interest expense                                                        236              70
   Interest income                                                         (12)            (68)
   Other, net                                                               24             (16)
                                                                --------------------------------
                                                                           248             (14)
                                                                --------------------------------
Loss before income taxes                                                (3,933)         (1,017)

Benefit for income taxes (Note 7)                                            -            (269)
                                                                --------------------------------
Net loss                                                               $(3,933)        $  (748)
                                                                ================================
Basic and diluted loss per share                                     $    (.86)       $   (.17)
                                                                ================================
Weighted average common shares outstanding                               4,582           4,472
                                                                ================================


See accompanying notes to consolidated financial statements.

                            OPEN PLAN SYSTEMS, INC.
                Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1998 and 1997
                             (amounts in thousands)


                                                                 Common           Additional         Retained
                                                                  Stock            Capital           Earnings            Total
                                                                                                    (Deficit)
                                                           -------------------------------------------------------------------------

           Balance at December 31, 1996                          $20,088            $137             $   566             $20,791

           Net loss for 1997                                        -                -                  (748)               (748)
                                                           -------------------------------------------------------------------------

           Balance at December 31, 1997                           20,088            137                 (182)             20,043

           Issuance of common stock (Note 6)                         352             -                   -                   352

           Reduction in connection with prior year's
           acquisition                                            (1,116)                                                 (1,116)

           Net loss for 1998                                        -                -                (3,933)             (3,933)
                                                           -------------------------------------------------------------------------

           Balance at December 31, 1998                          $19,324           $137              $(4,115)            $15,346
                                                           =========================================================================





See accompanying notes to consolidated financial statements.

                            OPEN PLAN SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                                       Year ended
                                                                                       December 31
                                                                                  1998             1997
                                                                            ----------------------------------
Operating activities
Net loss                                                                      $      (3,933)    $        (748)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for losses on receivables                                                166                59
     Depreciation expense                                                               788               631
      Amortization expense                                                              275               275
      Operational restructuring                                                       1,290                 -
     Loss on disposal of property and equipment                                          18                23
     Deferred income taxes                                                               (4)              (50)
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (969)             (293)
       Inventories                                                                    3,847            (3,973)
       Prepaids and other current assets                                                  1              (255)
         Refundable income taxes                                                        490              (410)
         Other non-current assets                                                       (60)             (151)
       Trade accounts payable                                                          (416)              954
       Customer deposits                                                                159               186
       Accrued and other liabilities                                                   (458)              276
                                                                            ----------------------------------
Net cash provided by (used in) operating activities                                   1,194            (3,476)

Investing activities
Proceeds from sale of property and equipment                                            131                12
Purchases of property and equipment                                                    (484)           (1,461)
                                                                            ----------------------------------
Net cash used in investing activities                                                  (353)           (1,449)

                            OPEN PLAN SYSTEMS, INC.
               Consolidated Statements of Cash Flows (continued)
                             (amounts in thousands)



                                                                                        Year ended
                                                                                        December 31
                                                                                  1998             1997
                                                                            -----------------------------------
Financing activities
Net  (repayments) borrowings on revolving lines of credit                   $        (1,158) $         2,110
Principal payments on notes payable, long-term debt,
   and capital lease obligations                                                       (106)            (178)
Proceeds from sale of common stock net of issuance costs of $83                         352                -
                                                                            -----------------------------------
Net cash (used in) provided by financing activities                                    (912)           1,932
                                                                            -----------------------------------

Decrease in cash and cash equivalents                                                   (71)          (2,993)

Cash and cash equivalents at beginning of year                                           73            3,066
                                                                            ===================================
Cash and cash equivalents at end of year                                    $             2  $            73
                                                                            ===================================


Supplemental disclosures
Interest paid                                                               $           236  $            70
                                                                            ===================================
Income taxes paid                                                           $             -  $           191
                                                                            ===================================




See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 1. Summary of Significant Accounting Policies

Open Plan Systems, Inc. (the "Company") was incorporated in Virginia in September 1989 and is a remanufacturer and marketer of modular office Work Stations. The Company remanufactures Herman Miller and Haworth product lines and markets them through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new product office workstation components from other manufacturers. The following is a description of the Company's more significant accounting policies.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized on the straight-line method over a period of twenty years. The carrying value of goodwill is periodically evaluated by management based on undiscounted cash flows of the related business units to determine if there has been an impairment in value. Accumulated amortization was $530,000 and $295,000 at December 31, 1998 and 1997, respectively.

Revenue Recognition

Revenues from product sales are recognized upon shipment. Title and risk of loss pass to the customer upon shipment.

Advertising

Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $217,000 and $326,000 at December 31, 1998 and 1997, respectively. Advertising costs charged to expense totaled $887,000 in 1998 and $653,000 in 1997.

Income Taxes

Deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Note 1. Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Earnings Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For 1998 and 1997, there was no difference between basic and diluted earnings per share. 799,000 and 172,500 stock options have been excluded from the calculation of earnings per share in 1998 and 1997, respectively, as their impact would have been anti-dilutive.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no components of comprehensive income for 1997 or 1998, therefore the adoption of SFAS No. 130 had no impact on the financial statements.

Note 2. Operational restructuring

During the second quarter of 1998, the Company recorded a restructuring charge of $1,290,000 related to warehouse consolidation, returning to a focus on remanufacturing and a sales office consolidation plan. Significant components of the operational restructuring charge were $138,000 for severance pay, $418,000 related to anticipated payouts under lease agreements and estimated losses of $627,000 on the disposal of certain fixed assets. In connection with this plan, the Company reduced sales and administrative staffing by approximately 30 people.

The  Company  has  disposed  of  all  the  fixed  assets   contemplated  in  the
restructuring and incurred substantially all costs associated with the restructuring plan. No adjustment to the original charge recorded has been necessary. Approximately $100,000 remains accrued in other liabilities and is expected to closely approximate the remaining costs to be incurred, which are principally related to lease terminations.

Note 3. Inventories

Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                                        December 31
                                                                   1998             1997
                                                              ---------------- ----------------
Components and fabric                                            $     4,221       $    7,650
Jobs in process and finished goods                                     2,687            3,130
                                                              ---------------- ----------------
                                                                 $     6,908       $   10,780
                                                              ================ ================

Note 4. Property and Equipment

Property and equipment by major classification was as follows (in thousands $):

                                                                        December 31
                                                                   1998             1997
                                                              ---------------- ----------------

Production and warehouse equipment                            $        2,123   $        2,725
Office equipment                                                       1,069            1,008
Vehicles                                                                 258              258
Leasehold improvements                                                   538              415
Construction-in-process                                                    -              397
                                                              ---------------- ----------------
                                                                       3,988            4,803
Accumulated depreciation and amortization                             (1,700)          (1,310)
                                                              ---------------- ----------------
                                                              $        2,288   $        3,493
                                                              ================ ================

Note 5. Indebtedness

During December 1998, the Company negotiated a new revolving line of credit with a financial institution, and the prior line of credit was paid off in its entirety. The new credit facility provides for borrowings up to $5,000,000 through December 2001. Borrowings under the line of credit bear interest at variable rates, the determination of which may vary depending on operating results. Outstanding borrowings under the line amounted to $952,000 at December 31, 1998 and bore interest at a rate of 8.25%. Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivable. At December 31, 1998, the Company had $2,048,000 available under its line of credit. Under the terms of the agreement, the Company is required to maintain a defined tangible net worth and an interest coverage ratio beginning in 1999. The Company was in compliance with all covenants at December 31, 1998.

Note 6. Shareholders' Equity

The Company has an agreement with a former officer to purchase upon his death all of the shares of common stock owned at that time. In order to fund its potential purchase obligations under this agreement, the Company owns and is the beneficiary of certain life insurance policies. The purchase price for the shares will be the fair market value of the shares on the date of death, except that the Company's purchase obligation under the agreement is limited to the face amounts of the policies which total $3,500,000.

The Company maintains two stock option plans, the 1996 Stock Incentive Plan (the "Incentive Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Outside Directors' Plan").

     The maximum aggregate number of shares of common stock that may be issued pursuant to the Outside Directors' Plan is 25,000. The Outside Directors' Plan will terminate following the annual meeting of shareholders in 2000. Under the Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 1998 and December 31, 1997, respectively, the Company had 14,000 and 10,000 options outstanding and exercisable. These options had weighted average remaining contractual lives of nine years. The exercise prices for these options were:
4,000 at $11.75; 4,000 at $5.97; and 6,000 at $2.14 for 1998 and 5,000 at $11.75
and 5,000 at $5.97 for 1997. In 1998 and 1997, respectively, the Company granted 6,000 and 5,000 options under the Plan with exercise prices of $2.14 and $5.97. The weighted average fair value of these options at grant date was $1.20 and $4.03 per share in 1998 and 1997, respectively. 2,000 options with a weighted average exercise price of $6.62 were cancelled during 1998.

The maximum aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan is 400,000. The Incentive Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and/or phantom stock to any officer, director, or key employee of the Company. The Incentive Plan will terminate in March 2006.

The exercise price of incentive stock options granted under the Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option, or related stock appreciation rights (no stock appreciation rights have been issued) may for the first time become exercisable in any calendar year may not exceed $100,000. These options have a term of seven years. Transactions involving the Incentive Plan are as follows:

                                                                                Average
                                                                                Exercise
                                                                   Shares          Price
                                                                 -------------- -----------
Outstanding at December 31, 1996                                  109,375         $9.88
       Issued                                                     109,375         $5.98
       Cancelled                                                  (56,250)        $8.36
                                                                 --------------
Outstanding at December 31, 1997                                  162,500         $7.79
       Issued                                                     177,500         $2.73
       Cancelled                                                 (155,000)        $5.29
                                                                 --------------
Outstanding at December 31, 1998                                  185,000         $4.97
                                                                 ==============



The options outstanding at December 31, 1998 and 1997 had a weighted average remaining contractual life of six years. For options outstanding at December 31, 1998, 84,375 options had exercise prices and $5.97 and $9.88 and 100,625 options had exercise prices between $2.44 and $3.88. For options outstanding at December 31, 1997, 3,125 options had an exercise price of $3.88 and 159,375 had exercise prices between $5.97 and $9.88. At December 31, 1998, there were 30,990 and 53,062 options that were exercisable with weighted average exercise prices of $8.28 and $2.56, respectively. At December 31, 1997, there were 18,750 options exercisable with a weighted average exercise price of $9.83. The options granted in 1998 and 1997 had a weighted average fair value at grant date of $1.54 and $4.05 per share, respectively.

In June 1998, the Company sold 200,000 shares of common stock to Great Lakes Capital Corporation, LLC (GLCC) for $2.175 per share and granted nonqualified stock options to GLCC as follows:

                                                     Exercise
                                         Shares         Price

                                         150,000        $3.00
                                         150,000        $4.50
                                         150,000        $6.00
                                         150,000        $7.50

All of the options are exercisable and expire June 30, 2003. These options had a weighted average fair value at grant date of $.76 per share.

Concurrent with the sale of stock to GLCC, the Company entered into agreements to employee two members of GLCC as its chief executive officer and chief financial officer for terms of 18 months. If the chief executives officer's employment is terminated prior to June 17, 1999, the options held by GLCC will expire one year after the date of such termination.

The Company has elected to account for stock-based compensation under these plans based upon the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25. If the Company had accounted for its stock options based upon fair values at the date of grant, consistent with FASB Statement No. 123, the net loss would have increased by $323,000, or $.07 per share for the year ended December 31, 1998 and the net loss would have increased by $147,00, or $.03 per share for the year ended December 31, 1997. These amounts are not indicative of future effects of applying the fair value based method since the vesting period was used to measure compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, a weighted average expected life of the option of 6 years and a volatility factor of .522 for 1998 and .706 for 1997.

Additionally, the Company and GLCC entered into a Voting and Standstill Agreement whereby GLCC will beneficially own no more than 21% of the issued and outstanding shares of the Company on a fully diluted basis, provided that the shares GLCC and its affiliates may acquire pursuant to the 1996 Stock Incentive Plan and 1996 Stock Option Plan for Non-Employee Directors shall not be deemed to be additional shares.

Note 7. INCOME TAXES



The provision (benefit) for income taxes is comprised of the following (in thousands $):

                                                                               1998              1997
                                                                     ----------------- ----------------
Current:
   Federal                                                           $            3    $         (198)
   State                                                                          1               (21)
                                                                     ----------------- ----------------
                                                                                  4              (219)
Deferred:
   Federal                                                                       (3)              (49)
   State                                                                         (1)               (1)
                                                                     ----------------- ----------------
                                                                                 (4)              (50)

                                                                     ----------------- ----------------
                                                                     $            -    $         (269)
                                                                     ================= ================


A reconciliation of the benefit from income taxes for the year ended December 31, 1998 and December 31, 1997 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to income before income taxes is as follows (in thousands $):

                                                                                      1998              1997
                                                                           ------------------ -----------------
Income tax benefits at U.S. statutory rates                                $       (1,337)    $         (347)
State taxes, net of federal benefit                                                  (157)               (21)
Amortization of goodwill                                                               86                 86
Other, net                                                                             96                 13
Valuation allowance                                                                 1,312                  -
                                                                           ------------------ -----------------
Total income tax benefit                                                   $            -     $         (269)
                                                                           ================== =================

The deferred income tax balances at December 31, 1998 and December 31, 1997 consisted of the following (in thousands $):

                                                                                      1998              1997
                                                                           ------------------ -----------------
Deferred tax assets
   Accounts receivable allowances                                          $          104     $           57
   Accrued Liabilities                                                                 75                 22
   Net operating losses                                                             1,113                 38
   Other                                                                              154                 35
   Valuation allowance                                                             (1,312)                 -
Deferred tax liabilities:
   Tax over book depreciation                                                        (134)              (156)
                                                                           ------------------ -----------------

                                                                           $            -     $           (4)
                                                                           ================== =================

Net operating loss carryforwards of $2.9 million expire in 2013.

As a result of operating losses in 1998 and 1997 and the uncertainty of the realization of the potential tax benefits thereof, the Company has offset potential income tax benefits of $1.3 million with a valuation allowance. The Company will reevaluate the potential realizability of the net deferred tax assets in future periods.

Note 8. Commitments and Contingencies

Lease Agreements

The Company leases office space and production facilities in Richmond and Lansing. The Richmond lease expires in July 2002. The Lansing lease expires in September 2001. In addition, the Company leases its sales offices under operating lease agreements expiring in various periods through December 2002. Automobiles are also leased under terms not exceeding three years. All of these leases are accounted for as operating leases.

Future minimum lease payments were as follows at December 31, 1998 (in thousands $):

         Year


         1999                                                                      $         995
         2000                                                                                810
         2001                                                                                512
         2002                                                                                258
                                                                                   ---------------

                                                                                   $       2,575
                                                                                   ===============



The above amounts have been reduced by expected sublease rentals of $86,000 in 1999 and $50,000 in 2000.

Rent expense amounted to $1,164,000 in 1998 and $977,000 in 1997.

Legal Matters

A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture)("TFM") was 87,500 shares of common stock of the Company, which has been held in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock, (subject to certain adjustments, including claims by the Company for indemnification). The Company's stock traded at $2.25 per share on October 1, 1998 and accordingly the amount potentially payable to the former TFM shareholders would be $1,115,625.

Management of the Company has reviewed the circumstances of the TFM acquisition and determined that the indemnification obligations of the former TFM shareholders exceed the $1.3 million agreed value of the stock in escrow. The Company has requested the escrow agent retain all of the stock and served notice of the indemnification claims to the former TFM shareholders. As a result, no cash payment is due on any of the stock in escrow. The former shareholders of TFM have disputed the indemnification claims and pursuant to the purchase agreement, the matter has gone to arbitration.

If the Company prevails on all of its claims in arbitration, the escrowed shares will be returned to the Company. Should the Company not prevail on all of its claims, the Company may be required to make cash payments to the shareholders in amounts designated by the arbitrator. The aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement has been recorded as a reduction in goodwill and shareholders' equity.

Two former officers of the Company have filed suit against the Company asserting, among other things, non-compliance with the contractual terms of certain employment agreements, claiming damages of approximately $400,000. The Company believes these claims are without merit and intends to contest them. The Company filed suit against the two former officers claiming, among other things, improper use of Company assets. Due to the recent nature of these actions, the Company is unable to predict what the ultimate outcome will be.

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

The Company recorded total expense related to the plan of $126,000 in 1998 and $86,000 in 1997.

Note 10. Related Party Transactions


The Company incurred legal fees of $258,000 in 1998 and $150,000 in 1997 to a law firm in which one of the Company's directors is a principal.

A customer whose President is a director of the Company purchased $1,500,000 of product in 1997.


Note 11. Concentrations of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company markets its products and services to customers located primarily in the Eastern and Mid-West regions of the United States. Production is primarily in response to customer orders and larger jobs typically require advance deposits. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Payments are typically due within thirty days of billing. The Company maintains an allowance for potential credit losses and losses have historically been within management's expectations.

The carrying values of amounts classified as current assets or current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 12. Selected Quarterly Financial Data (Unaudited)

Results of operations for each of the quarters during the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                     Quarter Ended
                                              ------------------------------------------------------------
                                               March 31st    June 30th    September 30th   December 31st
                                              ------------   ----------   ---------------  ----------------
Year ended December 31, 1998

Net sales                                       $  7,900     $  8,332       $  9,600        $ 7,844
Gross Profit                                    $  1,644     $  1,189       $  2,757        $ 2,321
Operating income (loss)                         $ (1,141)    $ (3,157)*     $    321        $   292
Income (loss) before income taxes               $ (1,207)    $ (3,229)*     $    240        $   263
Net income (loss)                               $ (1,207)    $ (3,229)*     $    240        $   263
Earnings (loss) per common share                $   (.27)    $   (.72)      $    .05        $   .06

Year ended December 31, 1997

Net sales                                       $  6,437     $  7,164       $  9,408        $ 8,959
Gross Profit                                    $  1,461     $  2,154       $  2,544        $ 2,216
Operating income (loss)                         $   (586)    $      8       $    179        $  (632)
Income (loss) before income taxes               $   (549)    $     25       $    180        $  (673)
Net income (loss)                               $   (315)    $     25       $    147        $  (605)
Earnings (loss) per common share                $   (.07)    $    .01       $    .03        $  (.14)


* Results of operations for the quarter ended June 30, 1998 include the impact of a restructuring charge of $1.3 million.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1998 fiscal year.

Item 10. Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1998 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1998 fiscal year.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1998 fiscal year.

Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibits are filed on behalf of the Company as part of this report:

                  3(i)     Amended and Restated  Articles of  Incorporation,  incorporated by reference to
                           Exhibit 3(i) of the Registrant's Form SB-2 Registration  Statement, as amended,
                           File No. 333-3188.
                  3(ii)    Amended and Restated Bylaws,  incorporated by reference to Exhibit 3(ii) of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  4        Form of Stock  Certificate,  incorporated  by  reference  to  Exhibit  4 of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.1     Commercial Lease Contract,  dated May 4, 1993, between M.D. Hodges Enterprises,
                           Inc. and Open Plan Systems, Inc.,  incorporated by reference to Exhibit 10.2 of the  Registrant's  Form  SB-2  Registration  Statement,  as  amended,  File No.
                           333-3188.
                  10.2     Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended,  incorporated by reference to Exhibit 4.4 of the Registrant's  Form S-8 Registration  Statement,
                           File No. 333-15217.
                  10.3     Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee  Directors,  as
                           amended,  incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8
                           Registration Statement, File No. 333-15219.
                  10.4     Buy-Sell  Agreement,  dated  May 24,  1996,  between  the  Company  and Stan A.
                           Fischer,  incorporated  by reference to Exhibit 10.7 of the  Registrant's  Form
                           SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.5     Buy-Sell  Agreement,  dated May 15,  1996,  between  the Company and Gregory P.
                           Campbell,  incorporated by reference to Exhibit 10.8 of the  Registrant's  Form
                           SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.6     Tax Sharing  Agreement,  dated May 1, 1996, between the Company and each of the shareholders  named therein,  incorporated  by reference to Exhibit 10.9 of the
                           Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                  10.7     Form of Employee Non-Qualified Stock Option Agreement
                  10.8     Form of Non-Employee Director Non-Qualified Stock Option
                  10.9     Stock Purchase Agreement, dated September 24, 1996, between Open Plan Systems, Inc.,
                           Immaculate  Eagle,  Inc.,  Paul A. Covert,  Todd A.  Thomann and Siimon,  Inc.,
                           incorporated  by  reference to Exhibit 2.1 of the  Registrant's  Form 8-K filed
                           October 16, 1996, File No. 0-20743.
                  10.10    Open Plan Systems, Inc. Bonus Program for Officers
                  10.11    $5,000,000 Line of Credit Agreement with Fleet Bank *
                  10.12    Management and Consulting Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated
                           June 17, 1998 incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed August 14,
                           1998
                  10.13    Registration Rights Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated June
                           17, 1998 incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed August 14, 1998
                  10.14    Voting and Standstill Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated June
                           17, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August 14, 1998
                  10.15    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership. and Open
                           Plan Systems, Inc.
                  10.16    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and Open Plan
                           Systems, Inc.
                  11       Statement re: Computation of Earnings Per Share
                  21       Subsidiaries of the Registrant
                  23.1     Consent of Ernst & Young LLP*
                  23.2     Consent of Ernst & Young LLP*
                  27       Financial Data Schedule   * (filed electronically only)
         ________
         *  Filed herewith

         (b)      Reports on Form 8-K.

                  None.


                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         OPEN PLAN SYSTEMS, INC.


                                                         By: /s/ John L. Hobey
                                                             John L. Hobey
March 24, 1999                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                                         Title                          Date

               /s/ John L. Hobey               Chief Executive Officer                      March 24, 1999
                John L. Hobey

            /s/ William F. Crabtree            Chief Financial Officer (principal           March 24, 1999
            William F. Crabtree                financial officer)

              /s/ Neil F. Suffa                Corporate Controller and Secretary           March 24, 1999
               Neil F. Suffa                   (principal accounting officer)


 .           /s/ Troy A. Peery, Jr.
            Troy A. Peery, Jr.                 Director                                     March 24, 1999

            /s/ Anthony F. Markel
             Anthony F. Markel                 Director                                     March 24, 1999

       /s/ Theodore L. Chandler, Jr.
         Theodore L. Chandler, Jr.             Director                                     March 24, 1999

           /s/ Robert F. Mizell
             Robert F. Mizell                  Director                                     March 24, 1999

           /s/ W. Sydnor Settle
             W. Sydnor Settle                  Director                                     March 24, 1999

           /s/ Edmund W. Mugford
             Edmund W. Mugford                 Director                                     March 24, 1999

          /s/ Gary M. Farrell
              Gary M. Farrell                   Director                                     March 24, 1999

                                  EXHIBIT INDEX

Exhibit No.                                                  Document


3(i)     Amended and  Restated  Articles of  Incorporation,  incorporated  by reference to Exhibit 3(i) of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
3(ii)    Amended and Restated  Bylaws,  incorporated  by reference  to Exhibit  3(ii) of the  Registrant's
         Form SB-2 Registration Statement, as amended, File No. 333-3188.
4        Form of Stock  Certificate,  incorporated by reference to Exhibit 4 of the Registrant's Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.1     Commercial  Lease Contract,  dated May 4, 1993,  between M.D. Hodges  Enterprises,  Inc. and Open
         Plan  Systems,  Inc.,  incorporated  by reference to Exhibit 10.2 of the  Registrant's  Form SB-2
         Registration Statement, as amended, File No. 333-3188.
10.2     Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan,  as amended,  incorporated  by reference to
         Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
10.3     Open  Plan  Systems,  Inc.  1996  Stock  Option  Plan For  Non-Employee  Directors,  as  amended, incorporated by reference to Exhibit 4.4 of the  Registrant's  Form S-8  Registration  Statement,
         File No. 333-15219.
10.4     Buy-Sell  Agreement,  dated May 24, 1996,  between the Company and Stan A. Fischer,  incorporated by reference to Exhibit 10.7 of the Registrant's  Form SB-2 Registration  Statement,  as amended,
         File No. 333-3188.
10.5     Buy-Sell  Agreement,   dated  May  15,  1996,  between  the  Company  and  Gregory  P.  Campbell, incorporated by reference to Exhibit 10.8 of the Registrant's Form SB-2  Registration  Statement,
         as amended, File No. 333-3188.
10.6     Tax Sharing  Agreement,  dated May 1, 1996,  between  the  Company  and each of the  shareholders named  therein,  incorporated  by  reference  to  Exhibit  10.9  of the  Registrant's  Form  SB-2
         Registration Statement, as amended, File No. 333-3188.
10.7     Form of Employee Non-Qualified Stock Option Agreement
10.8     Form of Non-Employee Director Non-Qualified Stock Option Agreement
10.9     Stock Purchase  Agreement,  dated September 24, 1996, between Open Plan Systems,  Inc.,  Immaculate Eagle,
         Inc.,  Paul A. Covert,  Todd A. Thomann and Siimon,  Inc.,  incorporated  by reference to Exhibit
         2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.
10.10    Open Plan Systems, Inc. Bonus Program for Officers
10.11    $5,000,000 Line of Credit Agreement with Fleet Bank *
10.12    Management and Consulting Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated
         June 17, 1998 incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed August 14, 1998
10.13    Registration Rights Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated June
         17, 1998 incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed August 14, 1998
10.14    Voting and Standstill Agreement between Open Plan Systems, Inc. and Great Lakes Capital, LLC dated June
         17, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August 14, 1998
10.15    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership. and Open
         Plan Systems, Inc.
10.16    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and Open Plan
         Systems, Inc.
11       Statement re: Computation of Earnings Per Share
21       Subsidiaries of the Registrant
23.1     Consent of Ernst & Young LLP*
23.2     Consent of Ernst & Young LLP*
27       Financial Data Schedule    * (filed electronically only)

*  Filed herewith


                                                                                             Year Ended
                                                                                             December 31
                                                                                      1998                1997
                                                                               ----------------------------------------

Weighted average shares outstanding during the period
                                                                                         4,582               4,472
                                                                               ----------------------------------------
Total                                                                                    4,582               4,472
                                                                               ========================================


Net earnings (loss) used in computation                                          $      (3,933)      $        (748)
                                                                               ========================================

Earnings (loss) per common share                                                 $        (.86)      $        (.17)
                                                                               ========================================
