Form 10-Q
period 1999-03-31
OPEN PLAN SYSTEMS INC
filed 1999-05-17
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20743


                             OPEN PLAN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1515256
 (State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)

      4299 Carolina Avenue,                                 23222
   Building C, Richmond, Virginia                        (Zip Code)
 (Address of principal executive office)

                                 (804) 228-5600
                        (Telephone number of registrant)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

     As of the close of business on May 12, 1999, Open Plan Systems, Inc. had 4,672,433 shares of Common Stock, no par value, outstanding.

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                                                     Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1999 (unaudited)                                    1
              and December 31, 1998

           Consolidated Statements of Operations- Three months                                         2
              ended March 31, 1999 and 1998 (unaudited)

           Consolidated Statements of Cash Flows - Three months                                        3
              months ended March 31, 1999 and 1998 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 1999                                 5

Item 2.    Management's Discussion and Analysis of                                                     7
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                 14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          15

Item 2.    Changes in Securities and Use of Proceeds                                                  15

Item 3.    Defaults Upon Senior Securities                                                            15

Item 4.    Submission of Matters to a Vote of                                                         15
              Security Holders

Item 5.    Other Information                                                                          15

Item 6.    Exhibits and Reports on Form 8-K                                                           15


SIGNATURES


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)



                                                                    March 31         December 31
                                                                       1999              1998
                                                                ------------------------------------
Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                              $  34         $        2
   Accounts receivable, net                                               5,684              6,289
   Inventories                                                            7,102              6,908
   Prepaids and other                                                       957                672
   Refundable income taxes                                                  305                305
                                                                ------------------------------------
Total current assets                                                     14,082             14,176

Property and equipment, net                                               2,179              2,288
Goodwill, net                                                             3,032              3,075
Other                                                                       438                466
                                                                ------------------------------------
Total assets                                                            $19,731            $20,005
                                                                ====================================


Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit                                              $1,023               $952
   Trade accounts payable                                                 2,057              1,995
   Accrued compensation                                                     236                263
   Other accrued liabilities                                                278                429
   Customer deposits                                                        748              1,000
   Notes payable                                                             17                 20
                                                                ------------------------------------
Total current liabilities                                                 4,359              4,659

Commitments and contingencies                                                 -                  -
                                                                ------------------------------------
Total liabilities                                                         4,359              4,659

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,672                               19,324             19,324
   Additional capital                                                       137                137
   Accumulated deficit                                                   (4,089)            (4,115)
                                                                ------------------------------------
Total shareholders' equity                                               15,372             15,346
                                                                ------------------------------------
Total liabilities and shareholders' equity                               $19,731            $20,005
                                                                ====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)


                                                               Three Months ended March 31
                                                                1999              1998
                                                         ------------------------------------

Net sales                                                  $     7,509        $     7,900

Cost of sales                                                    5,388              6,256
                                                         ------------------------------------

Gross profit                                                     2,121              1,644

Operating expenses:
   Amortization of intangibles                                      53                 69
   Selling and marketing                                         1,525              1,972
   General and administrative                                      480                744
                                                         ------------------------------------
                                                                 2,058              2,785
                                                         ------------------------------------

Operating income (loss)                                             63             (1,141)

Other (income) expense:
   Interest expense                                                 45                 66
   Other, net                                                       (8)                 -
                                                         ------------------------------------
                                                                    37                 66
                                                         ------------------------------------
Income (loss) before income taxes                                   26             (1,207)

Income taxes                                                         -                  -
                                                         ------------------------------------
Net income (loss)                                         $         26       $     (1,207)
                                                         ====================================

Basic and diluted income (loss) per common share
                                                         $         .01       $       (.27)
                                                         ====================================
Weighted average common shares outstanding                       4,673              4,472
                                                         ====================================


       See accompanying notes.



                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                   Three Months ended
                                                                      March 31
                                                               1999             1998
                                                         --------------------------------
Operating activities
Net income (loss)                                          $          26    $      (1,207)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Provision for losses on receivables                                9                -
   Depreciation and amortization                                     243              277
    Loss on sale of property                                           3               15
   Deferred income taxes                                               -                4
   Changes in operating assets and liabilities:
     Accounts receivable                                             596              389
     Inventories                                                    (194)           1,034
     Prepaids and other                                             (267)             (11)
     Trade accounts payable                                           62             (588)
     Customer deposits                                              (252)            (100)
     Accrued and other liabilities                                  (178)             (22)
                                                         ----------------------------------
Net cash provided by (used in) operating activities                   48             (217)

Investing activities
Purchases of property and equipment                                  (84)            (330)
                                                         ----------------------------------
Net cash used in investing activities                                (84)            (330)

Financing activities
Net borrowings on revolving line of credit                            71              616
Principal payments on long-term debt, and capital
   lease  obligations                                                 (3)             (31)
                                                         ----------------------------------
Net cash provided by financing activities                             68              585
                                                         ----------------------------------
                                                         ----------------------------------

Increase in cash and cash equivalents                                 32               38

Cash and cash equivalents at beginning of period                       2               73
                                                         ----------------------------------
Cash and cash equivalents at end of period               $            34   $          111
                                                         ==================================

Supplemental disclosures
Interest paid                                            $            45   $           66
                                                         ==================================
Income taxes paid                                         $            -   $           12
                                                         ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                            March 31         December 31
                                                              1999               1998
                                                        -------------------------------------
                                                           (Unaudited)

Components and fabric                                           $4,170             $4,221
Jobs in process and finished goods                               2,932              2,687
                                                       -------------------------------------
                                                                $7,102             $6,908
                                                       =====================================


3. Income Taxes

The Company recorded no income tax benefit for the first quarter of 1998 due to the uncertainty of realization of potential tax benefits associated with recent operating losses. Utilization of net operating loss carryforwards resulted in no income tax expenses for the first quarter of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

4. Indebtedness

At March 31, 1999, the Company had outstanding borrowings of $1,023,000 on its $5,000,000 line of credit.

5. Commitments and Contingencies

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

If the Company prevails on all of its claims in arbitration, the escrowed shares will be returned to the Company. Should the Company not prevail on all its claims, the Company may be required to make cash payments to the shareholders in amounts designated by the arbitrator. The aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement has been recorded as a reduction in goodwill and shareholders' equity.

Two former officers of the Company have filed suit against the Company asserting, among other things, non-compliance with the contractual terms of certain employment agreements, claiming damages of approximately $400,000. The Company believes these claims are without merit and is contesting them. The Company filed suit against the two former officers claiming, among other things, improper use of Company assets. The Company is unable to predict the ultimate outcome of these actions.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

              THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH 1998

Results of Operations

     Sales. Sales for the three months ended March 31, 1999 were $7,509,000, a decrease of approximately $391,000 or 4.9% versus the same period in 1998. The decrease in the first quarter sales was principally due to several large jobs that were ordered in the latter part of 1997 through the Company's National Accounts group, but not shipped until early 1998. In the branch office network, revenue increased by approximately $400,000.

     The Company also increased its sales order volume during the first quarter of 1999. The Company received orders of $7.7 million in the first quarter of 1999 which compares favorably with the $6.3 million in orders booked during the first quarter of 1998. Additionally, the Company's order backlog at the end of March 1999 of $2.7 million was almost double the backlog at the end of the first quarter of 1998.

     The Company was subject to less discounting pressure in the first quarter of 1999. This was the result of sales office initiatives as well as reduced sales to dealers and large national companies served by the National Accounts Group. The Company is in the process of implementing new marketing initiatives around its traditional core customer market of small to medium-size end users where, historically, there has been less discounting pressure. However, the Company believes that the National Accounts Group can contribute significantly to operating results of the Company and has also implemented initiatives aimed at increasing sales in this market group.

     Cost of Sales. The Company's cost of sales includes costs of raw materials, labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales decreased by $868,000 in the first quarter of 1999 to $5,388,000 from the $6,256,000 reported in the first quarter of 1998. The decrease in cost of sales is primarily attributable to reduced manufacturing costs as well the decrease in sales volume.

     The gross margin increased to 28.2% in the first quarter of 1999 from 20.8% reported in the first quarter of 1998. The Company's gross margin during the first quarter of 1999 benefited from the operational restructuring which occurred in the second quarter of 1998 which reduced the amount of warehouse space and eliminated certain inefficient production capacity. During the first quarter of 1998, the Company began reducing inventory levels and reduced production volumes which resulted in higher per unit production costs due to spreading fixed costs over fewer production units.

     The Company believes that it has set in place the structure to increase its margin to pre-1997 levels of 30%+. The Company looks forward to further increases in gross margin percentages as its sales volume increases and operational improvement programs continue to produce results.

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

     Selling and marketing expenses for the first quarter of 1999 decreased to $1,525,000 from the $1,972,000 reported in the first quarter of 1998. The decreases were primarily related to the reduction in sales offices and sales trainee staffing that occurred in the second quarter of 1998 as well as increased focus on cost controls and reductions in marketing overhead.

     The Company anticipates that it will add sales people in certain branch offices consistent with its plan to manage sales growth and productivity. Additionally, the Company recently completed a new marketing brochure, direct mail advertisements and price lists. These marketing pieces are being positively received by both the sales staff and customers as the Company continues to further professionalize its sales efforts. However, the Company anticipates that selling expenses will increase somewhat as the Company amortizes these expenses over the period to which they relate.

     General and administrative expenses decreased to $480,000 in the first quarter of 1999 from the $744,000 reported in the first quarter of 1998. The primary reasons for the decrease were reduced expenses resulting from the operational restructuring that occurred in the second quarter of 1998 as well as cost controls instituted over the past six to nine months. The Company anticipates that these expenses may increase moderately during the next several periods due to the litigation with the former officers of the Company. For a discussion of such litigation, see Part II, Item 1 of this report.

     Other Non-Operating Income and Expense. Total other expense decreased from $66,000 for the first quarter of 1998 to $37,000 for the first quarter of 1999. The primary reason for the decrease is due to the Company reducing its borrowings on the line of credit facility.

     Income Taxes. The Company recorded no income tax benefit for the first quarter of 1998 due to the uncertainty of realization of potential tax benefits associated with recent operating losses. Utilization of net operating loss carryforwards resulted in no income tax expenses for the first quarter of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $48,000 for the three months ended March 31, 1999 as compared to ($217,000) for the three months ended March 31, 1998. The increase in cash provided by operating activities for the first quarter of 1999 was primarily due to the Company's net income for the quarter. The Company's inventory increased at the end of the first quarter of 1999 due primarily to several orders being prepared for shipment in the early part of the second quarter. In 1998, the Company decreased inventories as part of its program to reduce its stock of raw materials and finished goods to more closely match sales volumes. Trade accounts receivable decreased by approximately $605,000 during the first quarter of 1999 as the Company continues to make progress in the collection of its past due accounts. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volume will not have a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $84,000 for the three months ended March 31, 1999 as compared to $330,000 for the three months ended March 31, 1998. The cash used during the first quarter of 1999 is due to the purchase of certain capital equipment related to improving the productivity of its remanufacturing activities. These purchases are consistent with the Company's focus on producing high-quality, affordable office systems. The Company anticipates that capital spending for 1999 will be less than $500,000. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the Company's line of credit. At March 31, 1999, the Company had borrowings of $1,023,000 under its line of credit.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $68,000 during the first quarter of 1999 as compared to $585,000 in the first quarter of 1998. This decrease in cash flows provided by financing activities for the first quarter of 1999 represented reduced principal payments on outstanding long-term debt and capital leases offset by a reduced need for short-term borrowings on the Company's line of credit due to the increased profitability of the Company and an improved working capital position.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will increase over the next several quarters as the Company continues to reduce its past due receivables and inventories and improves its financial performance.


Seasonality and Impact of Inflation

     In prior years, the Company noted a seasonal trend of lower sales volumes in the second and third quarters but for the past two years the Company has had no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's sales may vary from quarter to quarter.

     Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected by inflation in the future.

Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 1999 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

       Item 3: Quantitative and Qualitative Disclosures about Market Risk

     The Company believes that its exposure to market risk associated with transactions involving derivative and other financial instruments is not material.

                             OPEN PLAN SYSTEMS, INC.

Item 1.       Legal Proceedings

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

          If the Company prevails on all of its claims in arbitration, the escrowed shares will be returned to the Company. Should the Company not prevail on all its claims, the Company may be required to make cash payments to the shareholders in amounts designated by the arbitrator. The aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement has been recorded as a reduction in goodwill and shareholders' equity.

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

              Not Applicable

Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

               The  registrant has included the following  exhibits  pursuant to
               Item 601 of Regulation S-K.

                  Exhibit No.    Description
                ---------------- --------------------------------------------------------------



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



                                                         OPEN PLAN SYSTEMS, INC.
                              --------------------------------------------------
                                                             (Registrant)


Date:      May 12, 1999                             /s/ John L. Hobey
                              --------------------------------------------------
                                                         John L. Hobey
                                                     Chief Executive Officer



Date:      May 12, 1999                            /s/ William F. Crabtree
                              --------------------------------------------------
                                                       William F. Crabtree
                                                     Chief Financial Officer



Date:      May 12, 1999                               /s/ Neil F. Suffa
                              --------------------------------------------------
                                                          Neil F. Suffa
                                                       Corporate Controller

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX


             Exhibit No.       Description
             ----------------- ------------------------------------------------------------------------

             11                Statement Re: Computation of Per Share Earnings

             27                Financial Data Schedule (filed electronically only)

                             OPEN PLAN SYSTEMS, INC.

          EXHIBIT 11 - Statement Re: Computation of Per Share Earnings

                                                             Three Months Ended
                                                                  March 31
                                                          1999                1998
                                                   ---------------------------------------
Weighted average shares outstanding during the
   period                                                    4,672               4,472

Assumed exercise of options less assumed                         1                   -
   acquisition of shares
                                                   ---------------------------------------
Total                                                        4,673               4,472
                                                   =======================================


Net income (loss) used in computation                $          26       $      (1,207)
                                                   =======================================

Income (loss) per common share                       $         .01       $        (.27)
                                                   =======================================