Form 10-Q
period 1999-06-30
OPEN PLAN SYSTEMS INC
filed 1999-08-16
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

     As of the close of business on August 8, 1999, Open Plan Systems, Inc. had 4,672,433 shares of Common Stock, no par value, outstanding.

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                                                     Page
Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 1999 (unaudited)                                     1
              and December 31, 1998

           Consolidated Statements of Operations - Three and six months                                2
              ended June 30, 1999 and 1998 (unaudited)

           Consolidated Statements of Cash Flows - Six months                                          3
              ended June 30, 1999 and 1998 (unaudited)

           Notes to Consolidated Financial Statements - June 30, 1999                                  4

Item 2.    Management's Discussion and Analysis of                                                     7
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                 11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          12

Item 2.    Changes in Securities and Use of Proceeds                                                  13

Item 3.    Defaults Upon Senior Securities                                                            13

Item 4.    Submission of Matters to a Vote of                                                         13
              Security Holders

Item 5.    Other Information                                                                          14

Item 6.    Exhibits and Reports on Form 8-K                                                           14


SIGNATURES


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)



                                                                     June 30,         December 31,
                                                                       1999              1998
                                                                -------------------------------------
Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                              $  30                 $2
   Accounts receivable, net                                               6,275              6,289
   Inventories                                                            6,673              6,908
   Prepaids and other                                                     1,113                672
   Refundable income taxes                                                  305                305
                                                                -------------------------------------
Total current assets                                                     14,396             14,176

Property and equipment, net                                               2,336              2,288
Goodwill, net                                                             2,989              3,075
Other                                                                       447                466
                                                                -------------------------------------
Total assets                                                           $ 20,168          $  20,005
                                                                =====================================



Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit                                                $740               $952
   Trade accounts payable                                                 2,038              1,995
   Accrued compensation                                                     249                263
   Other accrued liabilities                                                399                429
   Customer deposits                                                      1,005              1,000
   Current portion of long-term debt                                         56                 20
                                                                -------------------------------------
Total current liabilities                                                 4,487              4,659

Long-term debt                                                              124                  -
                                                                -------------------------------------
Total liabilities                                                         4,611              4,659

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,672                               19,324             19,324
   Additional capital                                                       137                137
   Accumulated deficit                                                   (3,904)            (4,115)
                                                                -------------------------------------
Total shareholders' equity                                               15,557             15,346
                                                                -------------------------------------
Total liabilities and shareholders' equity                              $20,168            $20,005
                                                                =====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                   Three Months ended                   Six Months ended
                                                                        June 30,                            June 30,
                                                                 1999              1998               1999              1998
                                                           ------------------------------------------------------------------------

Net sales                                                    $     8,878       $    8,332       $     16,387        $    16,232

Cost of sales                                                      6,029            7,143             11,417             13,399
                                                           ------------------------------------------------------------------------
Gross profit                                                       2,849            1,189              4,970              2,833

Operating expenses:
   Amortization of intangibles                                        54               69                107                138
   Selling and marketing                                           1,894            2,048              3,419              4,020
   General and administrative                                        675              939              1,155              1,683
   Operational restructuring                                           -            1,290                  -              1,290
                                                           ------------------------------------------------------------------------
                                                                   2,623            4,346              4,681              7,131
                                                           ------------------------------------------------------------------------
Operating income (loss)                                              226           (3,157)               289             (4,298)

Other (income) expense:
   Interest expense                                                   44               66                 89                132
   Interest income                                                    (4)              (9)               (12)                (9)
   Other, net                                                          1               15                  1                 15
                                                           ------------------------------------------------------------------------
                                                                      41               72                 78                138
                                                           ------------------------------------------------------------------------
Income (loss) before income taxes                                    185           (3,229)               211             (4,436)

Income taxes                                                           -                -                  -                  -
                                                           ========================================================================
Net income (loss)                                           $        185    $      (3,229)      $        211      $      (4,436)
                                                           ========================================================================

Basic and diluted income (loss) per common share            $        .04    $        (.72)      $        .05      $        (.99)
                                                           ========================================================================
Weighted average common shares outstanding                         4,675            4,506              4,674              4,489
                                                           ========================================================================
       See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                       Six Months ended
                                                                         June 30,
                                                                  1999             1998
                                                            ----------------------------------
Operating activities
Net income (loss)                                             $         211    $      (4,436)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Provision for losses on receivables                                  18              128
   Depreciation and amortization                                        487              553
    Operational restructuring                                             -            1,290
    Loss on sale of property                                              3               28
   Deferred income taxes                                                  -                4
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (4)            (653)
     Inventories                                                        235            3,012
     Prepaids and other                                                (443)            (113)
     Trade accounts payable                                              43             (687)
     Customer deposits                                                    5              (59)
     Accrued and other liabilities                                      (44)             245
                                                            ----------------------------------
Net cash provided by (used in) operating activities                     511             (688)

Investing activities
Purchases of property and equipment                                    (431)            (369)
                                                            ----------------------------------
Net cash used in investing activities                                  (431)            (369)

Financing activities
Net (payments) borrowings on revolving line of credit                  (212)             659
Notes payable issued                                                    165                -
Issuance of common stock (net of expenses)                                -              413
Principal payments on long-term debt, and capital
   lease  obligations                                                    (5)             (60)
                                                            ----------------------------------
Net cash (used in) provided by financing activities                     (52)           1,012
                                                            ----------------------------------

Increase (decrease) in cash and cash equivalents                         28              (45)

Cash and cash equivalents at beginning of period                          2               73
                                                            ----------------------------------
Cash and cash equivalents at end of period                  $            30   $           28
                                                            ==================================

Supplemental disclosures
Interest paid                                               $            89   $          132
                                                            ==================================
Income taxes paid                                           $             -   $           12
                                                            ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Inventories

Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                                                            June 30,           December 31,
                                                              1999                 1998
                                                       -------------------------------------
                                                              (Unaudited)
Components and fabric                                           $4,150             $4,221
Jobs in process and finished goods                              $2,523              2,687
                                                       -------------------------------------
                                                                $6,673             $6,908
                                                       =====================================


3. Income Taxes

The Company recorded no income tax benefit for the first half of 1998 due to the uncertainty of realization of potential tax benefits associated with recent operating losses. Utilization of net operating loss carryforwards resulted in no income tax expense for the first two quarters of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

4. Indebtedness

At June 30, 1999, the Company had outstanding borrowings of $740,000 on its $5,000,000 line of credit. Total available borrowings under the facility were $4.1 million. The Company also entered into loan agreements to replace certain vehicles. These loans have maturities of between three and five years and bear annual interest at between 0.9% and 8.9%. These loans are secured by the financed vehicles.

5. Commitments and Contingencies

A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture)("TFM") was 87,500 shares of common stock of the Company, which has been held in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock (subject to certain adjustments, including claims by the Company for indemnification). The Company's stock traded at $2.25 per share on October 1, 1998 and accordingly the amount potentially payable to the former TFM shareholders would be $1,115,625.

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

Two former officers of the Company have filed suit against the Company asserting, among other things, non-compliance with the contractual terms of certain employment agreements, claiming damages of approximately $400,000. The Company believes these claims are without merit and is contesting them. The Company filed suit against the two former officers claiming, among other things, improper use of Company assets. The Company has reached a settlement with the former officers of the Corporation related to the improper use of Company assets. One officer is to repay the Company for an immaterial amount of these expenses.

                             OPEN PLAN SYSTEMS, INC.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

           THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

Results of Operations

     Sales. Sales for the three months ended June 30, 1999 were $8,878,000, an increase of approximately $546,000 or 6.6% versus the same period in 1998. Sales for the six months ended June 30, 1999 were $16,387,000, an increase of $155,000 or 1.0% over the first six months of 1998. The increase in second quarter 1999 sales was due to continued strength provided by the sales office network. In total, the Company's branch office network achieved increased sales by approximately $600,000 in the second quarter of 1999 and over $1,000,000 for the first six months of 1999 versus the comparable 1998 periods. The sales increases were in spite of the fact that the Company reduced its sales offices by three in July 1998 and reflect the positive impact that the Company's new marketing and sales initiatives are having on sales office performance.

     The Company also experienced an increase in its sales order volume for the first two quarters of 1999. The Company received orders of $17.1 million in the first half of 1999 which compares favorably with the $16.3 million in orders booked during the first half of 1998. Additionally, the Company's order backlog at the end of June 1999 of $3.2 million is 33% higher than at June 30, 1998.

     The Company continued to experience less discounting pressure in the second quarter of 1999. This was the result of sales office initiatives as well as reduced sales to dealers served by the National Accounts Group. The Company has implemented marketing initiatives around its traditional core customer market of small to medium-size end users where, historically, there has been less discounting pressure. The results of this effort contributed to the continued strong sales performance by the branch offices. The Company is also strengthening its National Accounts Group sales force so that this group can increase its contribution to future results.

     Cost of Sales. The Company's cost of sales includes costs of materials, labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales decreased by $1,114,000 in the second quarter of 1999 to $6,029,000 from the $7,143,000 reported in the second quarter of 1998. Additionally, the Company's cost of sales decreased by $1,982,000 for the first half of 1999 from the $13,399,000 reported in the first half of 1998. The decrease in cost of sales is primarily attributable to reduced manufacturing and installation costs.

     The gross margin increased to 32.1% in the second quarter of 1999 compared to 28.2% in the first quarter of 1999 and 14.3% reported in the second quarter of 1998. The margin for the first half of 1999 of 30.3% compares favorably to the 17.5% reported in the first half of 1998. The Company's gross margin during the second quarter and first half of 1999 benefited from the operational restructuring which occurred in the second quarter of 1998 and reduced the amount of warehouse space and eliminated certain inefficient production capacity. During the first half of 1998, the Company began reducing inventory levels and reduced production volumes which resulted in higher per unit production costs due to spreading fixed costs over fewer production units and also incurred lower margins related to certain brokered product sales. 1999 gross margin levels were also impacted by increased sales volumes which allowed the Company's fixed production costs to decrease as a percentage of sales.

     The gross margin levels for the second quarter of 1999 reached the short-term goal of 30%+ margins, similar to those achieved before 1997. The Company believes that it has positioned itself to gain further improvements in these levels as its' sales volume increases and operational improvement programs continue to produce their desired results.

     Operating Expenses. The Company's most significant operating expense is selling and marketing expense. These costs are primarily related to salesperson compensation, advertising and other marketing expenses and rent. The Company compensates its salespeople through a combination of salaries and commissions. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build brand recognition and generate sales leads that may contribute to sales in later periods.

     Selling and marketing expenses for the second quarter of 1999 decreased to $1,894,000 from the $2,048,000 reported in the second quarter of 1998. These expenses decreased to $3,419,000 for the first two quarters of 1999 from the $4,020,000 reported for comparable period in 1998. The decreases were primarily related to the reduction in sales offices and sales trainee staffing that occurred in the second quarter of 1998 as well as increased focus on cost controls and reductions in marketing overhead. Selling expenses were somewhat higher in the second quarter of 1999, as compared to the first quarter, as the result of completing a new marketing brochure, direct mail advertisements and price lists.

     The Company anticipates that it will continue to add salespeople in certain branch offices consistent with its plan to manage sales growth and productivity. The Company is also evaluating locations for a potential new sales office which the Company anticipates opening within the next year.

     General and administrative expenses decreased to $675,000 in the second quarter of 1999 from the $939,000 reported in the second quarter of 1998. These expenses also decreased to $1,155,000 for the first six months of 1999 from the $1,683,000 reported for the first half of 1998. The primary reasons for the decrease were reduced expenses resulting from the operational restructuring that occurred in the second quarter of 1998. Offsetting these improvements to a degree were legal fees in excess of $150,000 associated with the litigation with the former officers of the Company. The Company anticipates that these expenses may remain higher than normal during the next quarter due to this litigation. For a discussion of such litigation, see Part II, Item 1 of this report.

     Other Non-Operating Income and Expense. Total net other expense decreased from $72,000 and $138,000 for the second quarter and first half of 1998 to $41,000 and $78,000 for the second quarter and first half of 1999. The primary reason for the decrease is due to the Company reducing its borrowings on the line of credit facility.

     Income Taxes. The Company recorded no income tax benefit for the second quarter and first half of 1998 due to the uncertainty of realization of potential tax benefits associated with recent operating losses. Utilization of net operating loss carryforwards resulted in no income tax expense for the second quarter and first half of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $511,000 for the six months ended June 30, 1999 as compared to ($688,000) for the six months ended June 30, 1998. The increase in cash provided by operating activities for the first half of 1999 was primarily due to the Company's net income for the period coupled with a small decrease in receivables. The Company's inventory decreased during the second quarter of 1999 due to the Company's sales volume increasing along with a reduction of raw materials. In 1998, the Company decreased inventories as part of its program to reduce its stock of raw materials and finished goods to more closely match sales volumes. Trade accounts receivable did not increase although overall sales increased in the second quarter of 1999 as the Company continues to make progress in the collection of its past due accounts. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volume will not have a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $431,000 for the six months ended June 30, 1999 as compared to $369,000 for the six months ended June 30, 1998. The cash used during the first half of 1999 was due to the purchase of certain capital equipment related to improving the productivity of its remanufacturing activities and the purchase of certain installation vehicles intended to replace leased and older vehicles. These purchases are consistent with the Company's focus on producing high-quality, affordable office systems and reducing overall operations costs. The Company anticipates that capital spending for 1999 will be less than $750,000. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the Company's line of credit. At June 30, 1999, the Company had borrowings of $740,000 under its line of credit.

     Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was ($52,000) during the first half of 1999 as compared to $1,012,000 in the first half of 1998. This decrease in cash flows from financing activities for the first half of 1999 represented reduced principal payments on outstanding long-term debt and capital leases offset by a reduced need for short-term borrowings on the Company's line of credit due to the increased profitability of the Company and an improved working capital position. The Company also issued 200,000 shares of stock in the second quarter of 1998 related to an investment made by Great Lakes Capital Corporation, LLC.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will continue to increase over the next several quarters as the Company continues to reduce its past due receivables and inventories and improves its financial performance.

Year 2000 Issues

     As disclosed in the Company's annual report, the Company has examined the Year 2000 issue and the potential costs and consequences to the Company in addressing this issue. The Company has determined that its existing systems are "Year 2000" compliant and therefore the Company will not have to convert any existing software, hardware and telephone systems or manufacturing equipment, in order to process transactions in the Year 2000. As a result, management believes the Year 2000 issue is not expected to have a material impact on the Company's operations.

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

Seasonality and Impact of Inflation

     In prior years, the Company noted a seasonal trend of lower sales volumes in the second and third quarters, but for the past two years the Company has had no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's sales may vary from quarter to quarter.

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

                                     PART II
                                OTHER INFORMATION


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

          On November 6, 1998, two former officers of the Company filed a lawsuit against the Company in the State of Michigan, 30th Judicial Court, asserting among other things, non-compliance with the contractual terms of certain employment agreements. The plaintiffs assert damages of approximately $400,000 in the aggregate. The Company believes that these claims are without merit. On November 9, 1998, the Company filed suit against the two former officers in the United States District Court for the Eastern District of Virginia, claiming among other things, improper use of Company assets. In May 1999, the Company settled its lawsuit with the former officers of the Company for an immaterial monetary settlement. Payment of such settlement has been deferred until the former officers' lawsuit for non-compliance with the contractual terms of certain employment agreements has been resolved.

Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.   Defaults upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

               On May 11, 1999, the Company held its annual meeting of shareholders (the "Meeting"). Five persons, three designated as Class II directors and two designated as a Class I directors, were elected to the Board of Directors at the meeting. Set forth below are the names of the persons elected at the Meeting as directors, the class to which they were elected, and the vote totals for each such director:



                                                               Votes For                Votes Withheld
                Class II - Terms Expire 2002

                      Anthony F. Markel                         3,310,688                   1,010,067

                      E.W. Mugford                              4,316,730                       4,025

                      Theodore L. Chandler, Jr.                 3,310,688                   1,010,067

                Class I - Terms Expire 2001

                      William Sydnor Settle                     4,316,730                       4,025

                      John L. Hobey                             4,316,730                       4,025

          The only other matter considered at the Meeting was the ratification of the appointment of the firm of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999. The vote total for approval of this matter is set forth below:

                                                  Number
                                                  of Votes

                          For                     3,312,905

                          Against                 1,007,800

                          Abstain                        50



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



                                                    OPEN PLAN SYSTEMS, INC.
                                                    ----------------------------
                                                          (Registrant)



Date:      August 12, 1999                             /s/ John L. Hobey
                                                    ----------------------------
                                                           John L. Hobey
                                                       Chief Executive Officer



Date:      August 12, 1999                            /s/ William F. Crabtree
                                                     ---------------------------
                                                          William F. Crabtree
                                                       Chief Financial Officer


Date:      August 12, 1999                            /s/ Neil F. Suffa
                                                     ---------------------------
                                                             Neil F. Suffa
                                                         Corporate Controller

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
