Form 10-Q
period 1999-09-30
OPEN PLAN SYSTEMS INC
filed 1999-11-12
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

     As of the close of business on November 11, 1999, Open Plan Systems, Inc. had 4,402,891 shares of Common Stock, no par value, outstanding.

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.    FINANCIAL INFORMATION                                                                                           Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1999 (unaudited)                                1
              and December 31, 1998

           Consolidated Statements of Operations - Three and nine months                               2
              ended September 30, 1999 and 1998 (unaudited)

           Consolidated Statements of Cash Flows - Nine months                                         3
              ended September 30, 1999 and 1998 (unaudited)

           Notes to Consolidated Financial Statements - September 30, 1999                             5

Item 2.       Management's Discussion and Analysis of                                                  8
           Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                               13


PART II.                                                                                       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       14

Item 2.       Changes in Securities and Use of Proceeds                                               16

Item 3.       Defaults Upon Senior Securities                                                         16

Item 4.       Submission of Matters to a Vote of                                                      16
              Security Holders

Item 5.       Other Information                                                                       16

Item 6.       Exhibits and Reports on Form 8-K                                                        16


SIGNATURES


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                  September 30,      December 31,
                                                                        1999                 1998
                                                                -----------------------------------------
                                                                 (unaudited)

Assets
Current assets:
       Cash and cash equivalents                                $         5           $        2
       Accounts receivable, net                                       7,067                6,289
       Inventories                                                    7,171                6,908
       Prepaids and other                                               922                  672
       Refundable income taxes                                          305                  305
                                                                --------------------------------
     Total current assets                                            15,470               14,176

     Property and equipment, net                                      2,356                2,288
     Goodwill, net                                                    2,946                3,075
     Other                                                              470                  466
                                                                --------------------------------
     Total assets                                                  $ 21,242             $ 20,005
                                                                ================================


     Liabilities and shareholders' equity
     Current liabilities:
       Revolving line of credit                                   $   1,412               $  952
       Trade accounts payable                                         2,698                1,995
       Accrued compensation                                             378                  263
       Other accrued liabilities                                        469                  429
       Customer deposits                                              1,079                1,000
       Current portion of long-term debt                                 67                   20
                                                                --------------------------------
     Total current liabilities                                        6,103                4,659

     Long-term debt                                                     154                  -
                                                                --------------------------------
     Total liabilities                                                6,257                4,659

     Shareholders' equity:
         Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                 -                    -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,403 at 9/30/99;               18,651               19,324
                                    -4,672 at 12/31/98
   Additional capital                                                   137                  137
   Accumulated deficit                                               (3,803)              (4,115)
                                                                --------------------------------
Total shareholders' equity                                           14,985               15,346
                                                                --------------------------------
Total liabilities and shareholders' equity                      $    21,242              $20,005
                                                                ================================
See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                    Three Months ended                      Nine Months ended
                                                                       September 30,                         September 30,

                                                                  1999                1998                1999                 1998

Net sales                                                 $     8,945         $     9,600         $     25,332          $    25,832
Cost of sales                                                   6,071               6,843               17,488               20,242
                                                          --------------------------------------------------------------------------
Gross profit                                                    2,874               2,757                7,844                5,590

Operating expenses:
   Amortization of intangibles                                     53                  69                  160                  207
   Selling and marketing                                        1,925               1,808                5,344                5,828
   General and administrative                                     759                 559                1,914                2,242
   Operational restructuring                                       -                   -                   -                  1,290
                                                          --------------------------------------------------------------------------
                                                                2,737               2,436                7,418                9,567
                                                          --------------------------------------------------------------------------
Operating income (loss)                                           137                 321                  426               (3,977)

Other (income) expense:
   Interest expense                                                41                  75                  130                  207
   Interest income                                                 (4)                 (2)                 (16)                 (10)
   Other, net                                                      (1)                  8                   -                    22
                                                          --------------------------------------------------------------------------
                                                                   36                  81                  114                  219
                                                          --------------------------------------------------------------------------
Income (loss) before income taxes                                 101                 240                  312               (4,196)

Income taxes                                                        -                   -                   -                    -
Net income (loss)                                         $       101       $         240         $        312        $      (4,196)
                                                          ==========================================================================

Basic and diluted income (loss) per common share          $       .02         $       .05         $        .07         $      (.92)
                                                          ==========================================================================
Weighted average common shares outstanding                      4,628               4,672                4,658                4,550
                                                          ==========================================================================



         See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                      Nine Months ended
                                                                        September 30,

                                                                     1999               1998
                                                             ---------------------------------------
Operating activities
Net income (loss)                                               $  312              $(4,196)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
       Provision for losses on receivables                          26                  120
       Depreciation and amortization                               728                  816
       Operational restructuring                                     -                1,290
       Loss on sale of property                                      3                   40
       Deferred income taxes                                         -                    4
     Changes in operating assets and liabilities:
       Accounts receivable                                        (804)              (1,664)
       Inventories                                                (263)               4,110
       Prepaids and other                                         (283)                 (44)
       Trade accounts payable                                      703                 (428)
       Customer deposits                                            79                  (89)
       Accrued and other liabilities                               155                   56
                                                             ------------------------------
   Net cash provided by operating activities                       656                   15

   Investing activities
   Purchases of property and equipment                            (641)                (532)
   Proceeds from the sale of property and equipment                  -                    7
                                                             ------------------------------
   Net cash used in investing activities                          (641)                (525)

   Financing activities
   Net borrowings on revolving line of credit                      460                  207
   Notes payable issued                                            225                    -
   Purchase  of common stock                                    (1,073)                   -
   Issuance of common stock (net of expenses)                      400                  343
   Principal payments on long-term debt, and
   capital lease  obligations                                      (24)                 (88)
                                                             ------------------------------
Net cash (used in) provided by financing activities                (12)                 462
                                                             ------------------------------

Increase (decrease) in cash and cash equivalents                     3                  (48)

Cash and cash equivalents at beginning of period                     2                   73
                                                             ------------------------------
Cash and cash equivalents at end of period                    $      5             $     25
                                                             ==============================

Supplemental disclosures
Interest paid                                                 $    130             $    207
                                                             ==============================
Income taxes paid                                             $      -             $     12
                                                             ==============================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999



1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Inventories

Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                                                        September 30,     December 31,
                                                            1999              1998
                                                       -------------------------------
                                                       (Unaudited)

Components and fabric                                   $4,457               $4,221
Jobs in process and finished goods                       2,714                2,687
                                                       -------------------------------
                                                        $7,171               $6,908
                                                       ===============================


3. Income Taxes

The Company recorded no income tax benefit for the first three quarters of 1998 due to the uncertainty of realization of potential tax benefits associated with previous operating losses. Utilization of net operating loss carryforwards resulted in no income tax expense for the first three quarters of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999



4. Indebtedness

At September 30, 1999, the Company had outstanding borrowings of $1,412,000 on its $5,000,000 line of credit. Total available borrowings under the facility were $2.9 million. The Company also entered into loan agreements to replace certain vehicles. These loans have maturities of between three and five years and bear annual interest at between 0.9% and 8.9%. These loans are secured by the financed vehicles.

5. Equity

On September 15, 1999, the Company and certain investors purchased 993,542 shares of Common Stock held by the Company's founder at a price of $2.50 per share. The transaction resulted in the Company purchasing approximately 430,000 shares of stock. In an event related to this transaction, the Company then immediately resold 160,000 shares of Common Stock to affiliates of Great Lakes Capital LLC. This resulted in a net redemption by the Company of approximately 270,000 shares. The redemption was funded by borrowings totaling approximately $350,000 from the Company's line of credit, and by the termination of several life insurance policies the Company has maintained under an agreement with Mr. Fischer to purchase the shares at his death.

6. Commitments and Contingencies

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

Management of the Company has reviewed the circumstances of the TFM acquisition and determined that the indemnification obligations of the former TFM shareholders exceed the $1.3 million agreed value of the stock in escrow. The Company has requested the escrow agent retain all of the stock and served notice of the indemnification claims to the former TFM shareholders. As a result, no cash payment is currently due on any of the stock in escrow. The former shareholders of TFM have disputed the indemnification claims and pursuant to the purchase agreement, the matter has gone to arbitration. The Company expects to learn the results of this arbitration during the fourth quarter of 1999.

If the Company prevails on all of its claims in arbitration, the escrowed shares will be returned to the Company. Should the Company not prevail on all its claims, the Company may be required to make cash payments to the shareholders in amounts designated by the arbitrators. The aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement has been recorded as a reduction in goodwill and shareholders' equity.

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

                             OPEN PLAN SYSTEMS, INC.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

Results of Operations

     Sales. Sales for the three months ended September 30, 1999 were $8,945,000, a decrease of approximately $655,000 or 6.8% versus the same period in 1998. Sales for the nine months ended September 30, 1999 were $25,332,000, a decrease of $500,000 or 1.9% versus the first nine months of 1998. The decrease in third quarter 1999 sales was due primarily to certain customers deferring receipt of their product until the fourth quarter. The sales changes segmented by Sales Offices and National Accounts are as follows:


                                     3rd Q Change      YTD Change
                                     from 1998         from 1998
                                   ---------------------------------------

Branch Offices                              $(265,000)     $  750,000
National Accounts                            (390,000)     (1,250,000)
                                   ---------------------------------------
Total                                      $ (655,000)     $ (500,000)





     The year to date sales increases at the branch offices occurred due to the positive impact that the Company's new marketing and sales initiatives are having on sales office performance. The National Account sales have decreased in the quarter and the year from comparable 1998 periods due to lower sales to the Company's dealer network and certain other large customers.

     The Company received orders of $27.1 million in the first three quarters of 1999, an increase of 4.2% over the $26 million in orders booked during the first three quarters of 1998. Additionally, the Company's order backlog at the end of September 1999 of $4.3 million is 65% higher than at September 30, 1998. The Company's backlog increased by approximately $1 million during the third quarter.

     The Company has implemented marketing initiatives around its traditional core customer market of small to medium-size end users to continue to build and strengthen its' branch office network. The results of this effort contributed to the continued strong sales performance by the branch offices. The Company has also increased its National Accounts Group sales force to strengthen this group and increase its contribution to future results.

     Cost of Sales. The Company's cost of sales includes costs of materials, labor, supplies, freight, utilities, and other manufacturing related expenses. Cost of sales decreased by $772,000 in the third quarter of 1999 to $6,071,000 from the $6,843,000 reported in the third quarter of 1998. Additionally, the Company's cost of sales decreased by $2,754,000 for the first three quarters of 1999 from the $20,242,000 reported in the first three quarters of 1998. The decrease in cost of sales is primarily attributable to reduced manufacturing and installation costs, while the slightly reduced sales volume had a lesser impact on these expenses.

     The gross margin continued at 32.1% during the third quarter of 1999 compared to 32.1% and 28.2% in the second and first quarters of 1999, respectively. The Company reported a gross margin of 28.7% in the third quarter of 1998. The margin for the first three quarters of 1999 of 31.0% compares favorably to the 21.6% reported in the first three quarters of 1998. The Company's gross margin during the third quarter and first nine months of 1999 benefited from the operational restructuring which occurred in the second quarter of 1998 and reduced the amount of warehouse space and eliminated certain inefficient production capacity. It was further improved by the quality management and continuous improvement programs that have been implemented over the past year. During the first half of 1998, the Company began reducing inventory levels and reduced production volumes which resulted in higher per unit production costs due to spreading fixed costs over fewer production units and also incurred lower margins related to certain brokered product sales. Finally, the Company streamlined its Lansing, Michigan production facility during the third quarter of 1999 which should assist the Company in maintaining and increasing it's gross margins in future periods.

     The gross margin levels for the first three quarters and first nine months of 1999 reached the Company's near-term goal of 30%+ margins. The Company believes that it has positioned itself to gain further improvements in these levels as its' sales volume increases and operational improvement programs continue to produce their desired results.

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

     Selling and marketing expenses for the third quarter of 1999 increased to $1,925,000 from the $1,808,000 reported in the third quarter of 1998. These expenses decreased to $5,344,000 for the first three quarters of 1999 from the $5,828,000 reported for the comparable period in 1998. The increase in the third quarter of 1999 related to increased marketing expenditures associated with the Company's new marketing programs. The decreased costs for the nine months were primarily related to the reduction in sales offices and sales trainee staffing that occurred in the second quarter of 1998 as well as increased focus on cost controls and reductions in marketing overhead.

     The Company anticipates that it will continue to add salespeople in certain branch offices consistent with its plan to manage sales growth and productivity. The Company additionally anticipates that it will add two new sales offices in the next six months.

     General and administrative expenses increased to $759,000 in the third quarter of 1999 from the $559,000 reported in the third quarter of 1998. These expenses decreased to $1,914,000 for the first nine months of 1999 from the $2,242,000 reported for the first three quarters of 1998. The primary reasons for that decrease were reduced expenses resulting from the operational restructuring that occurred in the second quarter of 1998 as well as efficiencies gained during the succeeding periods. Offsetting these improvements to a degree were legal fees associated with certain pending legal proceedings. The Company anticipates that these expenses may remain higher than normal during the fourth quarter due to these proceedings. The Company anticipates the results of these proceedings will be known in the fourth quarter of this year. For a discussion of such proceedings, see Part II, Item 1 of this report.

     Other Non-Operating Income and Expense. Total net other expense decreased from $81,000 and $219,000 for the third quarter and first nine months of 1998 to $36,000 and $114,000 for the third quarter and first nine months of 1999. The primary reason for the decrease is due to the Company reducing its borrowings on the line of credit facility.

     Income Taxes. The Company recorded no income tax benefit for the third quarter and first nine months of 1998 due to the uncertainty of realization of potential tax benefits associated with previous operating losses. Utilization of net operating loss carryforwards resulted in no income tax expense for the third quarter and first nine months of 1999. Related deferred income tax assets have been offset by a valuation allowance. The Company will reevaluate the potential realizability of the deferred tax assets on a quarterly basis.

     Liquidity and Capital Resources Cash Flows from Operating Activities. Net cash provided by operating activities was $656,000 for the nine months ended September 30, 1999 as compared to $15,000 for the nine months ended September 30, 1998. The increase in cash provided by operating activities for the first nine months of 1999 was primarily due to an increase in the Company's net income for the period. The Company's inventory increased during the third quarter of 1999 due to some selected purchasing to meet customer needs for orders shipping in the fourth quarter. In 1998, the Company decreased inventories as part of its program to reduce its stock of raw materials and finished goods to more closely match sales volumes. Trade accounts receivable increased in the third quarter of 1999 as the Company's days sales outstanding increased slightly. The Company continues to focus on decreasing the number of days sales outstanding and would expect that future changes in sales volume will not have a direct correlation to changes in accounts receivable.

     Cash Flows from Investing Activities. Net cash used in investing activities was $641,000 for the nine months ended September 30, 1999 as compared to $525,000 for the nine months ended September 30, 1998. The cash used during the three quarters of 1999 was due to the purchase of certain capital equipment related to improving the productivity of its remanufacturing activities and the purchase of certain installation vehicles intended to replace leased and older vehicles. These purchases are consistent with the Company's focus on producing high-quality, affordable office systems and reducing overall operational costs. The Company anticipates that capital spending for 1999 will be less than $750,000. The source of funds for anticipated capital spending will be funds from operations as well as borrowings on the Company's line of credit. At September 30, 1999, the Company had borrowings of $1,412,000 under its line of credit.

     Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was ($12,000) during the first three quarters of 1999 as compared to $462,000 in the first nine months of 1998. This decrease in cash flows from financing activities for the first nine months of 1999 represented a reduced need for borrowings on the Company's line of credit and other facilities as a result of the increase in cash flow from operating activities. The Company repurchased approximately 430,000 shares of stock from the Company's founder in the third quarter of 1999 and sold 160,000 shares of this stock to affiliates of Great Lakes Capital, LLC. The Company funded its purchase with borrowings on its line of credit but expects to offset approximately $350,000 of the purchase price with the proceeds from the surrender of certain life insurance policies maintained in accordance with a buy-sell agreement with its founder. The Company also issued 200,000 shares of stock in the second quarter of 1998 related to an investment made by Great Lakes Capital, LLC.

     Expected Future Cash Flows. The Company expects that cash flow from operating activities will continue to increase over the next several quarters as the Company continues to reduce its past due receivables and improves its financial performance.

Year 2000

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


Seasonality and Impact of Inflation

     In prior years, the Company noted a seasonal trend of lower sales volumes in the second and third quarters, but for the past two years the Company has had no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within four weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's sales may vary from quarter to quarter.

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

          Management of the Company has reviewed the circumstances of the TFM acquisition and determined that the indemnification obligations of the former TFM shareholders exceed the $1.3 million agreed value of the stock in escrow. The Company has requested the escrow agent retain all of the stock and served notice of the indemnification claims to the former TFM shareholders. As a result, no cash payment is due on any of the stock in escrow. The former shareholders of TFM have disputed the indemnification claims and pursuant to the purchase agreement, the matter has gone to arbitration. The Company anticipates that the results of the arbitration will be known during the fourth quarter of 1999.

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

Item 2.       Changes in Securities and Use of Proceeds

          On September 15, 1999, the Company and certain investors purchased 993,542 shares of Common Stock held by the Company's founder at a price of $2.50 per share. The transaction resulted in the Company purchasing approximately 430,000 shares of stock. In an event related to this transaction, the Company then immediately resold 160,000 shares of Common Stock to affiliates of Great Lakes Capital LLC. The 160,000 shares were issued pursuant to the exemption provided by
          Section 4(2) of the Securities Act of 1933.

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

                 Exhibit No.     Description
              ------------------ --------------------------------------------------------------

                     11          Statement Re: Computation of Per Share Earnings

                     27          Financial Data Schedule (filed electronically only)


(b)      Reports on Form 8-K

          The Company filed a Form 8-K on October 1, 1999, as amended on October 5, 1999, reporting under Item 5 the purchase by the Company and certain investors of 993,542 shares of Common Stock from the Company's founder.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                OPEN PLAN SYSTEMS, INC.
                                 ----------------------------------------------
                                                      (Registrant)



Date:      November 12, 1999                     /s/ John L. Hobey
                                ------------------------------------------------
                                                     John L. Hobey
                                                Chief Executive Officer



Date:      November 12, 1999                    /s/ William F. Crabtree
                                ------------------------------------------------
                                                   William F. Crabtree
                                                Chief Financial Officer



Date:      November 12, 1999                     /s/ Neil F. Suffa
                                ------------------------------------------------
                                                     Neil F. Suffa
                                                 Corporate Controller

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX


           Exhibit No.         Description
           ------------------- ------------------------------------------------------------------------
           11                  Statement Re: Computation of Per Share Earnings

           27                  Financial Data Schedule (filed electronically only)

                             OPEN PLAN SYSTEMS, INC.

          EXHIBIT 11 - Statement Re: Computation of Per Share Earnings


                                                     Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                                  1999                1998               1999                1998
                                           -------------------------------------------------------------------------------
Weighted average shares outstanding
   during the period                                 4,627               4,673              4,657              4,550

Assumed exercise of options less assumed                 1                   -                  1                  -
   acquisition of shares
                                           -------------------------------------------------------------------------------

Total                                                4,628               4,673              4,658              4,550
                                           ===============================================================================


Net income (loss) used in computation        $         101       $         240      $         312      $      (4,196)
                                           ===============================================================================

Income (loss) per common share               $         .02       $         .05      $         .07      $        (.94)
                                           ===============================================================================


