Form 10-K
period 1999-12-31
OPEN PLAN SYSTEMS INC
filed 2000-03-30
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                                 (804) 228-5600
              (Registrant's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act: None.

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price for the Common Stock as reported by the Nasdaq Stock Market on March 16, 2000 the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,372,216.

     The number of shares of Common Stock outstanding as of March 16, 2000 was 4,402,891.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this Form 10-K.

                                                           TABLE OF CONTENTS


                                                                PART I
                                                                                                                               Page

Item 1            Business................................................................................  1

Item 2            Properties..............................................................................  7

Item 3.           Legal Proceedings.......................................................................  7

Item 4.           Submission of Matters to a Vote of Security Holders.....................................  7


                                                                PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...................  8

Item 6.           Selected Financial Data.................................................................  9

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................  10

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................  16

Item 8.           Financial Statements and Supplementary Data.............................................  17

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................................................  32


                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant......................................  32

Item 11.          Executive Compensation..................................................................  32

Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................  32

Item 13.          Certain Relationships and Related Transactions..........................................  32

                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  33



                                     PART I

Item 1.  .........Business

     Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company remanufactures and markets modular office Work Stations. The Company operates remanufacturing facilities in Richmond, Virginia and Lansing, Michigan.

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

     Since the mid-1980s, end-users have had four primary options when considering changes in their existing Work Stations: (i) acquire upgraded power components, new fabric and panel trim from the Work Station manufacturer to be retrofitted on existing Work Stations, frequently during installation in a new facility; (ii) acquire new Work Stations from a manufacturer or dealer while disposing of existing furniture and Work Stations to a broker or remanufacturing company; (iii) acquire remanufactured Work Stations while disposing of the old furniture and Work Stations to brokers or the remanufacturer; and (iv) acquire "as is" Work Stations.

     The business of remanufacturing Work Stations grew steadily during the 1990's and is expected by the Company to do so in the 2000's. The Company believes this growth is principally due to the greater availability of high quality remanufactured Work Stations at prices below manufacturers' retail list prices for new Work Stations, thereby providing end-users with substantial value. In addition, the growth of the remanufacturing business has been assisted by the increased availability of used Work Stations for remanufacturing. Used Work Stations have become more readily available in recent years due to an increased base of installed Work Stations and corporate events such as mergers, acquisitions, divestitures, downsizings and relocations. The adoption of recycling programs or policies by businesses has also been a major factor leading to increased demand for remanufactured Work Stations.

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

     The Company's design staff works with customers to optimize use of available office space through customized space plans. Customers are able to choose from among several colors of paint, over 300 laminates and over 1,000 different fabrics. After the initial sales call, the Company responds to the customer's needs with a proposal which includes a computer aided design of the space, the number of Work Stations and the cost, typically within 72 hours. The Company has the ability to generate proposals at the customer's site using a personal computer, or in the case of complex designs, maintains a group of in-house designers. Once a purchase order is received, the fabric selected by the customer is applied to the panels, and the various components of the Work Stations are assembled for shipping. The Work Stations sold by the Company's direct sales force are installed at the customer's offices by the Company's employees or by approved outside installers giving the Company control over the entire process. The Company's large inventory of disassembled component parts permits shipping generally within two to four weeks of receiving a purchase order, depending on the product and fabrics required. The Company believes that its ability to provide high quality Work Stations at discounted prices, coupled with its emphasis on superior customer service through its design staff and Company trained or approved installers, gives it a competitive advantage over manufacturers and other remanufacturers of Work Stations.

     The Company's Richmond, Virginia and Lansing, Michigan facilities include all of the equipment required to remanufacture Work Stations, including closed and open painting and drying booths as well as sanding, woodworking and reupholstering equipment. Plant layout has been designed to facilitate the efficient flow of materials and streamline the remanufacturing process through disassembly, storage, remanufacturing and shipping. Quality control for the remanufactured products occurs at various stages during the remanufacturing process, including the final quality control verifications at shipment and upon installation.

     The Company sells Work Stations primarily through fourteen Company-owned direct sales offices. The Company believes that each of the fifty largest metropolitan areas of the United States will support a sales office. In marketing its products, the Company utilizes several innovative programs, including its asset banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases. Additionally, the Company sells products through certain authorized dealers throughout the country.

Products

     The Company's principal product is remanufactured Herman Miller and Haworth Work Stations. The Company anticipates that it will begin to remanufacture and sell remanufactured Steelcase Work Stations by the end of the second quarter of 2000 with the product rollout anticipated at NeoCon, a trade show, in June.

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

     The core of the Work Station is a panel two inches thick with widths varying from 12 inches to 60 inches. Heights vary from 34 inches to 96 inches. The panel frame may be covered with a laminated surface or, most frequently, fabric over an acoustical batting to which removable, slotted steel side rails and top caps are attached to accommodate the customized interconnection of panels and the hanging of work surfaces or other components. Electrical outlets and space for telephone and computer cables are provided by removable raceways of metal and plastic attached at the base of the panel. The Company also sells certain products which allow telephone and computer cables to be mounted at worksurface height.

     In addition to Work Stations, the Company also sells new office chairs, desks and other case goods purchased from some pre-selected strategic partners. The Company continues to develop relationships and partnerships with its vendors to enhance the quality and cost-effectiveness of these products.

Inventory

     The number of installed Work Stations has increased steadily over the past twenty-five years and is now believed to exceed 30 million. The gradual aging of this installed base of Work Stations has resulted in the increased availability of used Work Stations for remanufacturing. The Company continuously seeks opportunities to purchase used Work Stations throughout the United States through competitive bids or private negotiations with end-users, brokers and dealers.

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

     At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its facilities where the Company determines whether the parts should be cleaned and sold as part of its "as is" sales program or remanufactured and stored as inventory and sold thereafter. The Company strives to ship all of its customers' orders in four weeks or less. The Company initiated a two week lead time program to accommodate shorter lead times from customers that will use a limited selection of fabrics and laminates. The Company also has the ability to purchase or produce certain strategic new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts. The Company believes its ability to opportunistically acquire used Work Stations at attractive prices and hold them for future sale gives it a competitive advantage over other remanufacturers with less capital.

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

Distribution

     Sales Offices. The Company currently operates fourteen sales offices, including the Company's two new sales offices, in the metropolitan areas of Richmond, Washington D.C., Atlanta, Nashville, Chicago, New York, Philadelphia, Raleigh, Norfolk, Cincinnati, Lansing and Detroit. In early 2000, the Company opened sales offices in Indianapolis and Mexico City, Mexico. The Company believes that marketing and distributing its Work Stations through a direct sales force located in geographically dispersed sales offices gives it a competitive advantage over independent remanufacturing competitors who are typically local companies with limited sales and distribution capacity outside of their immediate market area. Approximately 80% of the Company's sales historically have been made to end-users by the Company's own sales representatives. In 2000, the Company intends to continue its focus on improving the performance of its existing sales offices, opening new sales offices, as well as broadening its product line.

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

Sales and Marketing

     General. The Company's sales and marketing strategy relies primarily upon producing quality products at competitive prices and providing superior customer service. Each sales office advertises through direct mail, newspapers, business magazines and journals. The Company often uses booth displays at trade shows for national organizations of purchasing managers, facility managers, interior designers, architects and local business groups. The Company is firmly committed to advertising and constantly re-evaluates the most efficient means of reaching prospective customers.

     The Company's marketing also emphasizes its commitment to the environment. Through its remanufacturing process, the Company reuses or recycles several million pounds of office systems furniture each year that might otherwise be deposited in landfills. Some companies have adopted recycling policies or programs that require those businesses to purchase recycled products in varying quantities. Because the Company's remanufactured Work Stations are a recycled product, the Company may have a marketing advantage over manufacturers of new Work Stations.

     Asset Banking. The Company developed its asset banking program in 1994 as a means to offer additional services to larger middle market and Fortune 500 businesses who reconfigure, dismantle and warehouse large quantities of Work Stations as an ongoing part of their operations. The asset banking program allows businesses to trade-in used Work Stations by "depositing" them with the Company in exchange for a "credit" toward future purchases of the Company's remanufactured Work Stations. Work Stations "deposited" by customers become part of the Company's inventory of used Work Stations that can be remanufactured. When a business with a "credit" chooses to purchase Work Stations at then-prevailing prices, the customer can make a complete or partial "withdrawal" from its account to pay for the Work Stations. The effect of the program is to make a customer's used Work Stations a renewable asset. The program eliminates the customer's inventory, storage and maintenance costs for Work Stations not in use, while at the same time positioning the Company for a future sale and increasing the Company's inventory which can be immediately remanufactured and sold. The Company also provides value-added services, such as design and project management, without charge to the customer to enhance the attractiveness of the program. The Company is currently able to offer both Herman Miller and Haworth Work Stations in the program and anticipates adding Steelcase Work Stations to the program.

     Rental Program. The Company's rental program offers an alternative to ownership of Work Stations. Under the rental program, the Company rents Work Stations for a minimum term of six months. Rates charged by the Company vary with the term of the rental, with higher rates being charged for terms of less than one year. Rent payments typically are due monthly from customers during the term of the rental. Upon expiration of the term of the rental, the Work Stations are returned to the Company and can be rented again or remanufactured and sold. The rental program is an attractive alternative for those customers with capital spending constraints. In addition, customers who wish to evaluate long-term furniture requirements are able to defer a commitment to purchase Work Stations while meeting their short-term requirements for office furniture. The rental program has not contributed significantly to the Company's past revenues due to the limited number of rentals which have occurred to date under the program.

     Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking". The GSA program was a solid contributor to 1999 sales volumes and the Company believes that it can continue to expand this program.

Customers

     The Company's customers range from small businesses to Fortune 500 companies. The average size of a customer order is approximately $25,000. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 1999, the largest customer accounted for less than 5% of sales. The loss of any one customer would not have a material adverse effect on the Company.

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

     The Company competes with manufacturers, dealers, brokers and other remanufacturers in the sale of its remanufactured and "as is" Work Stations. Competition is primarily based upon price, delivery, design, quality and customer service. Certain manufacturers, such as Steelcase, remanufacture their own brand of used Work Stations for resale to customers. These manufacturers and their dealers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its direct sales force, pricing, customer service and commitment to reusing product. However, manufacturers and dealers of new Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers and ready access to component parts. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage.

     The Company believes it is the largest independent remanufacturer of Work Stations in the United States based on gross revenues. Unlike most independent remanufacturers, which are typically local operations serving a single city or metropolitan area from a single sales office, the Company is able to compete effectively in many markets through its distribution channels. The Company also believes that its remanufacturing services are more comprehensive than the services provided by most other remanufacturers. Many remanufacturers provide minor repair services, but lack the personnel, equipment and facilities necessary to completely remanufacture Work Stations. The Company's production facilities include all of the equipment required to produce remanufactured Work Stations including sanding, painting, drying, woodworking and reupholstering equipment.



Intellectual Property

     The Company is the owner of a service mark for "Open Plan Systems" registered with the United States Patent and Trademark Office. The Company has no trademarks or patents.

     Original equipment manufacturers have obtained United States' patents on certain component parts and design and manufacturing processes associated with their own Work Stations. Management of the Company believes its remanufacturing of Work Stations does not infringe any patents held by these manufacturers. However, there can be no assurance that infringement claims will not be asserted against the Company. If such claims were asserted, the Company could incur significant costs and diversion of resources defending such claims and, in the event the Company did not prevail in its defense, the Company could incur substantial damages that could have a material adverse effect on the Company's financial condition and results of operations.

     The Company intends to continue to review existing patents applicable to Work Stations in the ordinary course of its business.

Seasonality and Backlog

     The Company currently has no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within three weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers during that quarter. As a result, the Company's revenues and profits are difficult to predict and may fluctuate from quarter to quarter. The Company typically does not have any significant backlog of customer orders because it generally ships products within four weeks of receipt of an order. The Company's backlog at December 31, 1999 was approximately $4,800,000.

Employees

     As of December 31, 1999, the Company had 204 full time employees. The Company also had 3 part time employees. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement. The executive officers and substantially all of the salespersons of the Company have agreed that they will not disclose certain proprietary information of the Company, and upon termination, will not solicit any customer of the Company for two years and will not compete with the Company for one year. The Company considers its relations with employees to be good.

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

Insurance

     The Company maintains liability insurance policies covering a number of risks, including business interruption, property, commercial crime, comprehensive general liability and workers compensation and employer's liability insurance. The Company believes that its insurance coverage is adequate. During 1999, the Company terminated certain "key-man" insurance policies in the amount of $3,500,000 on the life of its former chief executive officer. The Company used the proceeds to fund part of a stock repurchase from the executive.

Item 2.  .........Properties

     The Company leases 180,000 square feet of space at its facility in Richmond, Virginia and 91,000 square feet of space at its facility in Lansing, Michigan. The Richmond lease expires in July 2002. The Company subleases approximately 36,000 square feet at its Richmond facility. The Lansing lease expires in September 2000, subject to a one-year renewal option. The Company also has numerous other leases for its sales offices throughout the jurisdictions in which it operates. The Company owns substantially all of its equipment, including office and manufacturing equipment. The Company believes that its properties are maintained in good operating condition and are suitable for its purposes.

Item 3.  .........Legal Proceedings

     A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture)("TFM") was 87,500 shares of common stock of the Company, which was placed in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock (subject to certain adjustments, including claims by the Company for indemnification). The Company's stock traded at $2.25 per share on October 1, 1998 and accordingly the amount potentially payable to the former TFM shareholders was $1,115,625.

     Prior  to  October  1,  1998,   management  of  the  Company  reviewed  the
circumstances of the TFM acquisition and concluded the indemnification obligations of the former TFM shareholders exceeded the $1.3 million agreed value of the stock in escrow. The Company served notice of the indemnification claims to the former TFM shareholders. The former shareholders of TFM disputed the indemnification claims and pursuant to the purchase agreement, the matter went to arbitration. Based on the indemnification claims, the aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement was recorded as a reduction in goodwill and shareholders' equity.

     In December 1999, the arbitration panel ruled that the former TFM shareholders had breached their warranties in three instances and awarded the Company $120,000. As a result, the Company paid approximately $1 million to the former TFM shareholders, which was recorded as an increase in goodwill. The former TFM shareholders were also awarded reimbursement of certain legal fees and other costs and those amounts are included in the arbitration costs of $1,067,000 reflected in the consolidated statements of operations.


Item 4.  .........Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


     Item  5.   .........Market  for  Registrant's  Common  Equity  and  Related
                         Stockholder Matters

     Market for Common Stock. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "PLAN." The following table shows, for the periods indicated, the high and low sales prices per share for the Common Stock as reported by the Nasdaq National Market.

Calendar Year                                                                                High        Low

     1998
         First Quarter ....................................................................$  3.50     $ 2.63
         Second Quarter....................................................................$  2.82     $ 1.94
         Third Quarter.....................................................................$  3.13     $ 2.06
         Fourth Quarter....................................................................$  3.00     $ 1.94
     1999
         First Quarter ....................................................................$  2.92     $ 2.12
         Second Quarter....................................................................$  3.13     $ 2.25
         Third Quarter.....................................................................$  2.50     $ 2.00
         Fourth Quarter....................................................................$  2.44     $ 2.00
     2000
         First Quarter (through March 16, 2000)............................................$  2.13     $ 1.31

     As of March 16, 2000, there were approximately 1,300 holders of record of the Company's Common Stock.

     Dividend Policy. Since the Company's initial public offering in 1996, the Company has not declared or paid any cash dividends or distributions on its common stock. The Company currently intends to retain earnings of the Company to support operations and to finance expansion and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Item 6.           Selected Financial Data

     The following table presents selected financial data for the Company for each of the five years in the period ended December 31, 1999. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.


              Year Ended December 31                    1999        1998          1997           1996         1995
(in thousands, except per share amounts)

Statement of Operations Data
Net Sales                                               $35,058      $33,676        $31,968       $22,398      $15,478
Cost of Sales                                            24,332       25,765         23,593        15,160       10,435
                                                     ----------- ------------ -------------- ------------- ------------
Gross Profit                                             10,726        7,911          8,375         7,238        5,043
Operating Expenses:
Amortization of Intangibles                                 213          275            275            70            -
Selling and Marketing                                     7,336        7,220          6,524         3,410        2,056
General and Administrative                                2,529        2,811          2,607         1,584          975
Arbitration Costs                                         1,067            -              -             -            -
Operational Restructuring                                     -        1,290              -             -            -
                                                     ----------- ------------ -------------- ------------- ------------
Total Operating Expenses                                 11,145       11,596          9,406         5,064        3,031
                                                     ----------- ------------ -------------- ------------- ------------
Operating (Loss) Income                                   (419)      (3,685)        (1,031)         2,174        2,012
Interest expense                                            201          236             70           141          163
Other (income) expense, net                                (24)           12           (84)         (284)         (36)
                                                     ----------- ------------ -------------- -------------
                                                                                                           ------------
(Loss) income before income taxes                         (596)      (3,933)        (1,017)         2,317       $1,885
                                                                                                           ============
(Benefit) provision for income taxes                    (1,378)            -          (269)           376
                                                     ----------- ------------ -------------- -------------
Net income (loss)                                          $782     $(3,933)         $(748)        $1,941
                                                     =========== ============ ============== =============

Pro forma Data
Pro forma income before income taxes                                                               $2,317       $1,885
Pro forma provision for income taxes                                                                  930          747
                                                                                             ------------- ------------
Pro forma net earnings                                                                             $1,387       $1,138
                                                                                             ============= ============
Income (loss) per share                                    $.17       $(.86)         $(.17)             -            -
                                                     =========== ============ ============== ============= ============
Pro forma net earnings per share                                                                     $.38         $.42
                                                     =========== ============ ============== ============= ============
Diluted weighted average shares outstanding               4,594        4,582          4,472         3,676        2,716
                                                     =========== ============ ============== ============= ============

Balance Sheet Data
Working capital                                           8,229        9,517         11,765        13,272        3,361
Total assets                                             23,619       20,005         26,314        23,710        9,009
Long-term debt                                              163            -              -           304          487
Shareholders' equity                                     15,455       15,346         20,043        20,791        4,327


     The above pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for all years presented.

     Pro forma earnings per common share are based on the weighted average common shares outstanding increased by the 270,000 shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the final S-Corporation distribution of $2,695,000 to the Company's shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


1999 Compared to 1998

     Net Sales. Net sales for the year ended December 31, 1999 increased to $35.1 million from $33.7 million for the year ended December 31, 1998, an increase of 4.2%. The increased volume was the result of continuing demand for remanufactured office systems and increased sales at ten of the Company's 12 sales offices. The Company's GSA and National Accounts business also contributed to the overall 1999 results. These results were despite the fact that the Company shut down three sales offices during 1998. The Company also benefited from improved retention of its sales people and the average experience level of its sales people increasing by almost one year during 1999. The Company's sales strategy remains focused on a direct sales force in those markets of sufficient potential to justify the investment required. The Company also anticipates additional contributions from its newly opened sales offices in Indianapolis and Mexico City during 2000.

     Gross Margin. The Company's gross margin increased from $7.9 million or 23.5% for the year ended December 31, 1998 to $10.7 million or 30.5% for the year ended December 31, 1999. The Company's margins improved as cost reduction activities continued to be implemented. The Company benefited from reduced warehousing space and consolidation of certain purchasing activities. The Company is now experiencing the cost savings that were expected from the operational restructuring in the prior year.

     The Company is continuing to analyze its procurement options with a major emphasis on determining the best, most efficient manner of procuring each item used in the manufacture and production of its product offerings. The Company has implemented a three-pronged approach to product acquisition. The Company will continue to purchase product on the used furniture market when the cost of such product does not exceed certain pricing thresholds, it will purchase new product to meet demand when the purchase price is less than that of remanufacturing or manufacturing the part, and it will manufacture certain component parts where it is economically advantageous to do so. During 1999, the Company successfully implemented a strategy of reducing the cost of its remanufactured products. Additionally, the Company believes that it can continue to trim inventory levels in 2000.

     Operating Expenses. Selling expenses increased by 1.4% to $7.3 million for the year ended December 31, 1999 from $7.2 million for the year ended December 31, 1998. Selling expenses, however, decreased as a percentage of sales. The increase in selling expenses was the result of the Company's efforts to grow the business during the second half of 1999. The Company increased its visibility through targeted marketing programs, a new sales and marketing brochure and by becoming more visible in trade shows. When the Company opens new sales offices, it typically takes several years to generate enough sales to provide targeted returns. New sales offices are therefore initially a drain on Company profits and the Company plans to carefully manage the timing of future openings of new sales offices. As indicated earlier, the Company has opened sales offices in Indianapolis and Mexico City in the first quarter of 2000 and expects selling expenses in relation to sales to remain somewhat higher than normal until these offices begin to fully impact revenues and gross margins.

     General and administrative expenses decreased by 10.7% to $2.5 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. This was primarily related to decreases in corporate management and personnel expenses as the result of the Company's restructuring in 1998. During 1999, the Company incurred significant litigation and severance expenses related to two former officers of the Company. This litigation was resolved in December 1999 with the Company ultimately paying $85,000 in severance to the two former officers. The Company does not believe that general and administrative expenses will change materially from 1999 levels even as the Company reinstitutes its geographic expansion efforts.

     Arbitration costs of approximately $1.1 million in 1999 relate to the indemnification claims by the Company against the former shareholders of TFM, which was acquired in 1996. These costs included legal fees and other related costs, including those awarded by the arbitration panel to the former TFM shareholders. See Note 8 of the Notes to Consolidated Financial Statements for additional information relating to the arbitration proceeding.

     Other Non-Operating Income and Expenses. Total other expenses decreased from $248,000 for the year ended December 31, 1998 to $177,000 for the year ended December 31, 1999. The primary reasons for the decrease is a reduction in outstanding borrowings during the year as the Company paid down its line of credit and increased collections of finance charges on past due accounts.

     Income Taxes. The Company recorded a tax benefit for the year of $1.4 million as opposed to no benefit being recorded in 1998. Prior to 1999, as a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company did not record potential income tax benefits of $1.3 million. During the last quarter of 1999, the Company determined that it was more probable than not that these tax benefits would be realized and reversed the valuation allowance associated with the income tax benefits.

     Net Income (Loss). The net income for the year ended December 31, 1999 was $782,000 versus a loss of $3,933,000 for the year ended December 31, 1998. The net loss in 1998 was principally caused by higher production costs relative to sales revenue, higher selling expenses and the operational restructuring charge. The Company benefited in 1999 from increased margins, reduced expenses and reversal of the valuation allowance on income taxes with offsetting amounts related to costs noted above related to increased litigation expenses, resulting in an increase in net income.


1998 Compared to 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $33.7 million from $32.0 million for the year ended December 31, 1997, an increase of 5.3%. The increased volume was the result of continuing demand for remanufactured office systems and increased sales at nine of the Company's 12 sales offices. Also contributing to the improved sales were shipments to the federal government which in large part offset a single major $1.4 million order in 1997. During 1998, three sales offices were closed as part of the operational restructuring recorded in the second quarter and discussed in detail below. A key element of the Company's sales strategy during the second half of 1998 was the return to a focus on the Company's core remanufacturing strategy which includes the remanufacture of Herman Miller and Haworth Work Stations.

     Operational Restructuring. The Company recorded a charge of $1,290,000 in the second quarter of 1998. The restructuring charge of $1,290,000 recognized the costs related to three important strategic initiatives: 1) A return to a focus on the core remanufacturing business; 2) streamlining and consolidation of warehouse operations; and 3) consolidation of existing sales offices and reductions in sales training staff. Pursuant to the restructuring plan, the Company refocused on producing remanufactured product, reduced excess warehouse space, divested certain assets associated with the new Work Station manufacturing capabilities, and streamlined operations and reduced sales and administrative staffing by approximately 30 people.

     The restructuring charge recorded included approximately $400,000 for lease termination costs, $600,000 for asset writedowns, and $100,000 for other costs associated with streamlining operations. During the third and fourth quarters of 1998, the Company disposed of all fixed assets included in the restructuring and incurred substantially all of the severance and lease termination costs associated with the restructuring plan.

     Under the restructuring plan, the Company reduced its warehousing capacity in Dallas, Atlanta, Cincinnati and Richmond as well as at its Lansing, Michigan facility. The plan called for the reduction of 156,000 square feet of leased warehouse space. Additionally, the Company divested certain metal working equipment and wrote off its investment in new software acquired to support new furniture manufacturing operations. This supported the Company's return to its focus on remanufacturing.

     As part of the sales office restructuring program implemented at the end of the second quarter of 1998, the Company closed its sales offices in Dallas, Charlotte and Baltimore and reduced sales training staff in certain other markets. The sales offices closed contributed less than $800,000 in sales during 1998. The thrust of this program was to reduce the number of low production sales offices and personnel.

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

     Other Non-Operating Income and Expenses. Total other income and expense decreased from income of $14,000 for the year ended December 31, 1997 to expense of $248,000 for the year ended December 31, 1998. The primary reasons were that the Company drew down its entire cash balance and borrowed on its line of credit during 1997. Bank debt declined from $2.8 million at the end of the second quarter of 1998 to $1 million by 1998 year-end.

     Income Taxes. The Company recorded no tax benefit for 1998 as opposed to a benefit of $269,000 in 1997. As a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company did not record potential income tax benefits of $1.3 million for 1998. The deferred income tax asset of $1.3 million at December 31, 1998 was offset by a valuation allowance.

     Net Loss. The net loss for the year ended December 31, 1998 was $3.9 million versus a loss of $748,000 for the year ended December 31, 1997. The net loss was principally caused by higher production costs relative to sales revenue, higher selling expenses and the operational restructuring charge.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operations was $762,000 for the year ended December 31, 1999 versus cash provided by operations of $1.2 million for the year ended December 31, 1998. The decrease in cash provided by operations is due primarily to the amounts spent on certain legal proceedings associated with two former officers of the Company. Inventory and receivables also increased during 1999. The Company believes that it will make progress in 2000 in reducing inventory levels. The Company's increase in accounts receivable was primarily a function of higher fourth quarter sales.

     Cash Flows from Investing Activities. Net cash used in investing activities was $1.8 million in 1999 versus $.4 million in 1998. The increase in investing activities was principally the result of the $1.0 million payment to the former officers of the Company relating to the TFM acquisition with the remaining increase being attributable to modernization of the Company's truck fleet to reduce maintenance and other associated costs.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $999,000 in 1999 versus net cash used in financing activities of $912,000 in 1998. During 1999, the Company repurchased a net $673,000 of stock from the Company's founder and borrowed money to fund fixed asset acquisitions and payments to former officers. In 1998, the Company paid down amounts on its line of credit as inventory levels decreased.

     Expected Future Cash Flows. The Company anticipates that current cash balances plus cash flows from operating activities and borrowings under its line of credit will be adequate to fund its short term and long term capital needs.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of efforts to address the Year 2000 issue and the readiness of the Company's computer systems. In 1999, the Company completed its remediation and testing of systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent less than $25,000 in testing and remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Seasonality, Impact of Inflation and Market Risk

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

     The Company is also exposed to changes in interest rates primarily from its revolving line of credit arrangement; however, the Company's exposure is not considered material to its financial condition or results of operations. The Company does not use derivatives.

Forward-Looking Statements

     The foregoing discussion and description of the Company's business set forth in Part I, Item 1 of this Annual Report on Form 10-K contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 2000 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

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

     Dependence on Sales Office Profitability. The Company depends heavily on its sales offices to provide revenue growth. The Company has opened two new offices in 2000. The Company's experience indicates that it takes several years for a sales office to develop adequate sales volumes to generate expected returns. Until that time, the Company's selling expenses increase faster than the gross profit generated from those sales. An inability to increase revenues of new sales offices to levels that would offset the continuing expenses of such sales offices may adversely affect the profitability of the Company's business.

     No Assurance of Expansion of Product Lines and Business. The Company has concentrated its business on remanufacturing Work Stations manufactured by Herman Miller and Haworth. The Company is now expanding its product line to include Steelcase Work Stations. The Company has limited experience in remanufacturing Work Stations of manufacturers other than Herman Miller and Haworth. Due to the differences in and lack of interchangeability of the various Work Stations and certain component parts produced by the major manufacturers, the Company's expansion of its product line will require additional training of production personnel, the establishment of additional sources of supply of used Work Stations and component parts and, in some cases, the establishment of different remanufacturing processes. As a result of these factors, there can be no assurance that the Company will be able to expand successfully its product line or maintain its gross margins.

     Dependence Upon Primary Remanufacturing Facilities. The Company primarily remanufactures Herman Miller Work Stations at one facility in Richmond, Virginia, and Haworth Work Stations at one facility in Lansing, Michigan. Although the Company presently maintains $2,000,000 of business interruption insurance on the Richmond facility and $250,000 of such insurance on the Lansing facility, a lengthy interruption of its remanufacturing operations at the Richmond or Lansing facilities would have a material adverse effect on the Company's results of operations and financial condition.

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

     Risk of Patent Infringement Claims. Newly manufactured Work Stations contain numerous patented component parts. Although the Company is not aware of any existing or threatened patent infringement claims asserted against it and does not believe that its remanufacturing of Work Stations infringes the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company. In addition, the Company manufactures or purchases certain new and used component parts included in its remanufactured Work Stations. To the extent that such activities involve purchasing or manufacturing component parts similar to patented component parts, the Company could become subject to claims of patent infringement if the manufacture or use of such component parts infringed the proprietary rights of third parties. In addition, the existence of third party proprietary rights could limit the Company's ability to produce or use certain component parts. Damages for violation of third party proprietary rights could be substantial and could have a material adverse effect on the Company's financial condition and results of operation. Regardless of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to this Item is included under the caption "Seasonality, Impact of Inflation and Market Risk" of this Annual Report on Form 10-K.

Item 8.           Financial Statements and Supplementary Data

     The following audited consolidated financial statements of the Company are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statement of Shareholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Open Plan Systems, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Open Plan
Systems, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                /s/ ERNST & YOUNG LLP

Richmond, Virginia
February 4, 2000, except for
the last sentence in Note 5
as to which the date is
March 13, 2000.

                             OPEN PLAN SYSTEMS, INC.
Consolidated Balance Sheets
(amounts in thousands)

                                                                              December 31,
                                                                       1999              1998
                                                                -------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                        $        13         $        2
   Accounts receivable, net                                               7,144              6,289
   Inventories (Note 3)                                                   7,862              6,908
   Prepaids and other                                                       638                672
   Refundable income taxes                                                  188                305
   Deferred income taxes (Note 7)                                           385                  -
                                                                -------------------------------------
Total current assets                                                     16,230             14,176

Property and equipment, net (Note 4)                                      2,272              2,288
Goodwill, net  (Note 1)                                                   3,898              3,075
Deferred income taxes (Note 7)                                            1,093                  -
Other                                                                       126                466
                                                                -------------------------------------
Total assets                                                             $23,619            $20,005
                                                                =====================================


Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit (Note 5)                                     $2,419             $  952
   Trade accounts payable                                                 3,464              1,995
   Accrued compensation                                                     238                263
   Other accrued liabilities                                                813                429
   Customer deposits                                                      1,005              1,000
   Current portion of long-term debt                                         62                 20
                                                                -------------------------------------
Total current liabilities                                                 8,001              4,659

Long-term debt                                                              163                  -
Deferred income taxes (Note 7)                                                -                  -
                                                                -------------------------------------
Total liabilities                                                         8,164              4,659

Shareholders' equity (Notes 6 and 8):
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none
                                                                              -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,403 - 1999                        18,651             19,324
                                   - 4,672 - 1998
   Additional capital                                                       137                137
   Accumulated deficit                                                   (3,333)            (4,115)
                                                                -------------------------------------
Total shareholders' equity                                               15,455             15,346
                                                                -------------------------------------
Total liabilities and shareholders' equity                               $23,619            $20,005
                                                                =====================================

see accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)


                                                                                 Years Ended December 31,
                                                                           1999            1998            1997
                                                                     -------------------------------------------------
Net sales                                                                   $35,058          $33,676         $31,968

Cost of sales                                                                24,332           25,765          23,593
                                                                     -------------------------------------------------
Gross profit                                                                 10,726            7,911           8,375

Operating expenses:
   Amortization of intangibles                                                  213              275             275
   Selling and marketing                                                      7,336            7,220           6,524
   General and administrative                                                 2,529            2,811           2,607
   Arbitration costs                                                          1,067                -               -
   Operational restructuring                                                      -            1,290               -
                                                                     -------------------------------------------------
                                                                             11,145           11,596           9,406
                                                                     -------------------------------------------------
Operating loss                                                                 (419)          (3,685)         (1,031)

Other (income) expense:
   Interest expense                                                             201              236              70
   Interest income                                                              (23)             (12)            (68)
   Other, net                                                                    (1)              24             (16)
                                                                     -------------------------------------------------
                                                                                177              248             (14)
                                                                     -------------------------------------------------
Loss before income taxes                                                       (596)          (3,933)         (1,017)

Benefit for income taxes (Note 7)                                            (1,378)               -            (269)
                                                                     -------------------------------------------------
Net income (loss)                                                           $   782          $(3,933)        $  (748)
                                                                     =================================================


Basic and diluted income (loss) per share                                     $ .17           $ (.86)         $ (.17)
                                                                     =================================================
Diluted weighted average common shares outstanding                            4,594            4,582           4,472
                                                                     =================================================
Basic weighted average common shares outstanding                              4,593            4,582           4,472
                                                                     =================================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1999, 1998 and 1997
(amounts in thousands)

                                                                 Common           Additional         Retained
                                                                  Stock            Capital           Earnings            Total
                                                                                                    (Deficit)
                                                           -------------------------------------------------------------------------

              Balance at December 31, 1996                       $20,088            $137                $566              $20,791


              Net loss for 1997                                     -                 -                 (748)                (748)
                                                           -------------------------------------------------------------------------

              Balance at December 31, 1997                        20,088             137                (182)              20,043

              Issuance of common stock (Note 6)                      352              -                   -                   352

              Reduction  in  connection  with prior  year's
              acquisition (Note 8)                                (1,116)             -                   -                (1,116)

              Net loss for 1998                                     -                 -                (3,933)             (3,933)
                                                           -------------------------------------------------------------------------

              Balance at December 31, 1998                        19,324             137               (4,115)             15,346

              Issuance of common stock (Note 6)                      400              -                   -                   400

              Purchase of common stock (Note 6)                   (1,073)             -                   -                (1,073)

              Net income for 1999                                   -                 -                   782                 782
                                                           -------------------------------------------------------------------------

              Balance at December 31, 1999                       $18,651             $137             $(3,333)            $15,455


See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows
(amounts in thousands)


                                                                                         Year Ended December 31,
                                                                                   1999            1998            1997
                                                                            --------------------------------------------------

 Operating activities
 Net income (loss)                                                            $         782     $      (3,933) $        (748)
 Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Provision for losses on receivables                                                57               166             59
      Depreciation expense                                                              760               788            631
       Amortization expense                                                             213               275            275
       Operational restructuring                                                          -             1,290              -
      Loss on disposal of property and equipment                                         10                18             23
      Deferred income taxes                                                          (1,478)               (4)           (50)
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (912)             (969)          (293)
        Inventories                                                                    (954)            3,847         (3,973)
        Prepaids and other current assets                                                34                 1           (255)
          Refundable income taxes                                                       117               490           (410)
          Other non-current assets                                                      300               (60)          (151)
        Trade accounts payable                                                        1,469              (416)           954
        Customer deposits                                                                 5               159            186
        Accrued and other liabilities                                                   359              (458)           276
                                                                            ---------------------------------------------------
 Net cash provided by (used in) operating activities                                    762             1,194         (3,476)

 Investing activities
 Proceeds from sale of property and equipment                                            33               131             12
 Arbitration payment for 1996 acquisition                                              (996)                -              -
 Purchases of property and equipment                                                   (787)             (484)        (1,461)
                                                                            ---------------------------------------------------
 Net cash used in investing activities                                               (1,750)             (353)        (1,449)

Financing activities
Net borrowings (repayments) on revolving lines of credit                              1,467            (1,158)         2,110
Proceeds from long-term debt                                                            247                 -              -
Principal payments on long-term debt and capital lease obligations
                                                                                        (42)             (106)          (178)
Purchase of common stock                                                             (1,073)                -              -
Proceeds  from sale of common  stock (net of  issuance  costs of $83 in                 400               352              -
1998)
                                                                            --------------------------------------------------
Net cash provided by (used in) financing activities                                     999              (912)         1,932
                                                                            -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                         11               (71)        (2,993)

Cash and cash equivalents at beginning of year                                            2                73          3,066
                                                                            --------------------------------------------------
Cash and cash equivalents at end of year                                    $            13    $            2 $           73
                                                                            ==================================================

Supplemental disclosures
Interest paid                                                               $           179    $          236 $           70
                                                                            ==================================================
Income taxes paid                                                           $             -    $            - $          191
                                                                            ==================================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 1999


Note 1. Summary of Significant Accounting Policies

Open Plan Systems, Inc. (the "Company") was incorporated in Virginia in September 1989 and is a remanufacturer and marketer of modular office Work Stations. The Company remanufactures Herman Miller and Haworth product lines and markets them through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new product office Work Station components from other manufacturers. The following is a description of the Company's more significant accounting policies.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized on the straight-line method over a period of twenty years. The carrying value of goodwill is periodically evaluated by management based on undiscounted cash flows of the related business units to determine if there has been an impairment in value. Accumulated amortization was $703,000 and $530,000 at December 31, 1999 and 1998, respectively.

Revenue Recognition

Revenues from product sales are recognized upon shipment. Title and risk of loss pass to the customer upon shipment.

Advertising

Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $177,000 and $217,000 at December 31, 1999 and 1998, respectively. Advertising costs charged to expense totaled $918,000 in 1999, $887,000 in 1998 and $653,000 in
1997.

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


Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." For 1999, 1998 and 1997, there was no difference between basic and diluted earnings per share. 866,000, 799,000 and 172,500 stock options have been excluded from the calculation of earnings per share in 1999, 1998 and 1997, respectively, as their impact would have been anti-dilutive.


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

The  Company  has  disposed  of  all  the  fixed  assets   contemplated  in  the
restructuring and incurred all costs associated with the restructuring plan. No adjustment to the original charge recorded has been necessary.


Note 3. Inventories

Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                                        December 31,
                                                                   1999             1998
                                                              ---------------- ----------------
Components and fabric                                            $     5,243      $     4,221
Jobs in process and finished goods                                     2,619            2,687
                                                              ---------------- ----------------
                                                                 $     7,862      $     6,908
                                                              ================ ================

Note 4. Property and Equipment

Property and equipment by major classification was as follows (in thousands $):

                                                                        December 31
                                                                   1999             1998
                                                              ---------------- ----------------

Production and warehouse equipment                            $        2,292   $        2,123
Office equipment                                                       1,211            1,069
Vehicles                                                                 510              258
Leasehold improvements                                                   561              538
Construction-in-process                                                  101                -
                                                              ---------------- ----------------
                                                                       4,675            3,988
Accumulated depreciation and amortization                             (2,403)          (1,700)
                                                              ---------------- ----------------
                                                              $        2,272   $        2,288
                                                              ================ ================

Note 5. Indebtedness

Long-term debt consists of notes payable related to vehicle purchases. Future scheduled maturities of long-term debt are as follows: $62,000 in 2000; $66,000 in 2001; $60,000 in 2002; and $37,000 in 2003.

During December 1998, the Company negotiated a new revolving line of credit with a financial institution, and the prior line of credit was paid off in its entirety. The new credit facility provides for borrowings up to $5,000,000 through December 2001. Borrowings under the line of credit bear interest at variable rates, the determination of which may vary depending on operating results. Outstanding borrowings under the line amounted to $2,419,000 at December 31, 1999 and bore interest at a rate of 9.0%(8.25% at December 31, 1998). Advances under the line are secured by substantially all assets and are limited to specified percentages of accounts receivable. At December 31, 1999, the Company had $2,238,000 available under its line of credit. The terms to maintain this agreement require the Company to meet certain restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 1999 with covenants related to capital asset additions, tangible net worth and interest coverage. On March 13, 2000, the bank waived compliance requirements for these covenants at December 31, 1999.


Note 6. Shareholders' Equity

The Company maintains two stock option plans, the 1996 Stock Incentive Plan (the "Incentive Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Outside Directors' Plan").

The maximum aggregate number of shares of common stock that may be issued pursuant to the Outside Directors' Plan is 25,000. The Outside Directors' Plan will terminate following the annual meeting of shareholders in 2000. Under the Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 1999 and December 31, 1998, respectively, the Company had 20,000 and 14,000 options outstanding and exercisable. These options had weighted average remaining contractual lives of nine years. The exercise prices for these options were; 4,000 at $11.75; 4,000 at $5.97; 6,000 at $2.14; and 6,000 at $2.81 for 1999 and
4,000 at $11.75;  4,000 at $5.97; and 6,000 at $2.14 for 1998. In 1999 and 1998,
the Company granted 6,000 options under the Outside Directors' Plan with exercise prices of $2.81 and $2.14, respectively. The weighted average fair value of these options at grant date was $1.20 per share in both 1999 and 1998. 2,000 options with a weighted average exercise price of $6.62 options were cancelled during 1998.

The maximum aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan is 400,000. The Incentive Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and/or phantom stock to any officer, director, or key employee of the Company. The Incentive Plan will terminate in March 2006.

The exercise price of non-qualified stock options granted under the Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant. The aggregate fair market value of common stock (determined as of the date of the option grant) for which a non-qualified stock option, or related stock appreciation rights (no stock appreciation rights have been issued) may for the first time become exercisable in any calendar year may not exceed $100,000. These options have a term of seven years. Transactions involving the Incentive Plan are as follows:

                                                                                Average
                                                                                Exercise
                                                                   Shares          Price
                                                                  --------------- -----------

Outstanding at December 31, 1997                                   162,500          $7.79
       Issued                                                      177,500          $2.73
       Cancelled                                                  (155,000)         $5.29
                                                                  --------------- -----------
Outstanding at December 31, 1998                                   185,000          $4.97
       Issued                                                       67,000          $2.63
                                                                  --------------- -----------
Outstanding at December 31, 1999                                   252,000          $4.35
                                                                  =============== ===========



The options outstanding at December 31, 1999 and 1998 had a weighted average remaining contractual life of five and six years, respectively. For options outstanding at December 31, 1999, 84,375 options had exercise prices between $5.97 and $9.88 and 167,625 options had exercise prices between $2.44 and $3.88. For options outstanding at December 31, 1998, 84,375 options had exercise prices between $5.97 and $9.88 and 100,625 options had exercise prices between $2.44 and $3.88. At December 31, 1999, there were 53,906 and 84,250 that were exercisable with weighted average exercise prices of $8.01 and $2.61, respectively. At December 31, 1998, there were 30,990 and 53,062 options that were exercisable with weighted average exercise prices of $8.28 and $2.56, respectively. The options granted in 1999 and 1998 had a weighted average fair value at grant date of $1.25 and $1.54 per share, respectively.

The Company has elected to recognize expense for stock-based compensation under these plans based upon the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25. If the Company had accounted for its stock options based upon fair values at the date of grant, consistent with FASB Statement No. 123, the net income would have decreased by $92,000, or $.02 per share, for the year ended December 31, 1999, the net loss would have increased by $323,000, or $.07 per share for the year ended December 31, 1998 and the net loss would have increased by $147,000, or $.03 per share for the year ended December 31, 1997. These amounts are not indicative of future effects of applying the fair value based method since the vesting period was used to measure compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, a weighted average expected life of the option of 6 years in 1998 and 1997 and 5 years in 1999 and a volatility factor of .461 for 1999, .522 for 1998 and .706 for 1997.

In June 1998, the Company sold 200,000 shares of common stock to Great Lakes Capital Corporation, LLC (GLCC) for $2.175 per share and granted nonqualified stock options to GLCC as follows:

                                         Number of   Exercise
                                         Shares         Price
                                         150,000        $3.00
                                         150,000        $4.50
                                         150,000        $6.00
                                         150,000        $7.50

The GLCC options were not granted under the Incentive Plan. All of the options are exercisable and expire June 30, 2003. These options had a weighted average fair value at grant date of $.76 per share.

Additionally, the Company and GLCC entered into a Voting and Standstill Agreement whereby GLCC will beneficially own no more than 21% of the issued and outstanding shares of the Company on a fully diluted basis, provided that the shares GLCC and its affiliates may acquire pursuant to the Incentive Plan and Outside Directors Plan shall not be deemed to be additional shares.

On September 15, 1999, the Company and certain investors purchased 993,542 shares of Common Stock held by the Company's founder at a price of $2.50 per share. The transaction resulted in the Company purchasing approximately 430,000 shares of stock. In an event related to this transaction, the Company then immediately resold 160,000 shares of Common Stock to affiliates of GLCC for $2.50 per share. This resulted in a net redemption by the Company of approximately 270,000 shares.

The Company has not declared dividends since its conversion to C-Corporation status.

Note 7. INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands $):

                                                                               1999              1998             1997
                                                                     ----------------- ---------------- -----------------
                          Current:
                             Federal                                 $           89    $            3   $         (198)
                             State                                               11                 1              (21)
                                                                     ----------------- ---------------- -----------------
                                                                                100                 4             (219)
                          Deferred:
                             Federal                                         (1,322)               (3)             (49)
                             State                                             (156)               (1)              (1)
                                                                     ----------------- ---------------- -----------------
                                                                             (1,478)               (4)             (50)
                                                                     ----------------- ---------------- -----------------
                                                                     $       (1,378)   $            -   $         (269)
                                                                     ================= ================ =================

A reconciliation of the benefit from income taxes for the year ended December 31, 1999, 1998 and 1997 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to loss before income taxes is as follows (in thousands $):

                                                                                      1999               1998             1997
                                                                           ------------------ ----------------- ------------------
               Income tax benefits at U.S. statutory rates                 $         (203)    $       (1,337)   $         (347)
               State taxes, net of federal benefit                                    (14)              (157)              (21)
               Amortization of intangibles                                             73                 86                86
               Other, net                                                              78                 96                13
               Valuation allowance                                                 (1,312)             1,312                 -
                                                                           ------------------ ----------------- ------------------
               Total income tax benefit                                    $       (1,378)    $            -    $         (269)
                                                                           ================== ================= ==================

The deferred income tax balances at December 31, 1999 and December 31, 1998 consisted of the following (in thousands $):

                                                                                      1999               1998
                                                                           ------------------ -----------------
Deferred tax assets
   Accounts receivable allowances                                          $           78     $          104
   Accrued liabilities                                                                222                 75
   Net operating losses                                                             1,143              1,113
   Other                                                                               86                154
   Valuation allowance                                                                  -             (1,312)
Deferred tax liabilities:
   Tax over book depreciation                                                         (51)              (134)
                                                                           ------------------ -----------------
                                                                           $        1,478     $            -
                                                                           ================== =================

Prior to 1999, as a result of recent operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company did not record potential income tax benefits of $1.3 million. During the last quarter of 1999, the Company determined that it was more probable than not that these tax benefits would be realized and reversed the valuation allowance associated with the income tax benefits.

Net operating loss carryforwards of $3.0 million expire in 2019.


Note 8. Commitments and Contingencies

Lease Agreements

The Company leases office space and production facilities in Richmond and Lansing. The Richmond lease expires in July 2002. The Lansing lease expires in September 2000. In addition, the Company leases its sales offices under operating lease agreements expiring in various periods through December 2002. Certain automobiles are also leased under terms not exceeding three years. All of these leases are accounted for as operating leases.

Future minimum lease payments were as follows at December 31, 1999 (in thousands $):

                       Year
                       2000                                                       $     1,108
                       2001                                                               911
                       2002                                                               547
                       2003                                                                58
                       2004                                                                26
                                                                                  ---------------
                                                                                  $      2,650
                                                                                  ===============


The above amounts have been reduced by expected sublease rentals of $74,000 in 2000.

Rent expense amounted to $875,000 in 1999 and $1,164,000 in 1998.

Legal Matters

A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture)("TFM") was 87,500 shares of common stock of the Company, which was placed in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock (subject to certain adjustments, including claims by the Company for indemnification). The Company's common stock traded at $2.25 per share on October 1, 1998 and, accordingly, the amount potentially payable to the former TFM shareholders was $1,115,625.

Prior to October 1, 1998, management of the Company reviewed the circumstances of the TFM acquisition and concluded the indemnification obligations of the former TFM shareholders exceeded the $1.3 million agreed value of the stock in escrow. The Company served notice of the indemnification claims to the former TFM shareholders. The former shareholders of TFM disputed the indemnification claims and pursuant to the purchase agreement, the matter went to arbitration. Based on the indemnification claims, the aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement was recorded as a reduction in goodwill and shareholders' equity.

In December 1999, the arbitration panel ruled that the former TFM shareholders had breached their warranties in three instances and awarded the Company $120,000. As a result, the Company paid approximately $1 million to the former TFM shareholders, which was recorded as an increase in goodwill. The former TFM shareholders were also awarded reimbursement of certain legal fees and other costs and those amounts are included in the arbitration costs of $1,067,000 reflected in the consolidated statements of operations.

Note 9. Employee Benefit Plan

The Company has a defined contribution plan covering substantially all employees meeting eligibility requirements. Under the plan, participants may elect to contribute a specified portion of their compensation to the plan on a tax deferred basis. The Company will match one-half of the participant's contributions up to six percent of compensation. The Company may make additional contributions at its discretion.

The Company recorded total expense related to the plan of $147,000 in 1999, $126,000 in 1998 and $86,000 in 1997.

Note 10. Related Party Transactions


The Company incurred legal fees of $594,000 in 1999, $258,000 in 1998 and $150,000 in 1997 to a law firm in which one of the Company's directors was a principal. The Company also had approximately $150,000 in accounts payable to this firm at December 31, 1999.

The Company purchased and leased a total of 12 vehicles in 1999 from a company whose chairman is a director of the Company.

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

Results of operations for each of the quarters during the years ended December 31, 1999 and 1998 are as follows (in thousands, except per share data):

                                                                       Quarter Ended
                                               ------------------------------------------------------------
                                                March 31st        June          September     December 31st
                                                                  30th            30th
Year ended December 31, 1999

Net sales                                        $  7,509       $ 8,878          $ 8,945       $ 9,726
Gross profit                                     $  2,121       $ 2,849          $ 2,874       $ 2,882
Operating income (loss) (2)                      $     63       $   226          $   137       $  (845)
Income (loss) before income taxes (2)            $     26       $   185          $   101       $  (908)
Net income (loss)                                $     26       $   185          $   101       $   470 (3)
Earnings (loss) per common share                 $    .01       $   .04          $   .02       $   .11

Year ended December 31, 1998

Net sales                                        $  7,900       $ 8,332          $ 9,600       $ 7,844
Gross profit                                     $  1,644       $ 1,189          $ 2,757       $ 2,321
Operating income (loss)                          $ (1,141)      $(3,157)(1)      $   321       $   292
Income (loss) before income taxes                $ (1,207)      $(3,229)(1)      $   240       $   263
Net income (loss)                                $ (1,207)      $(3,229)(1)      $   240       $   263
Earnings (loss) per common share                 $   (.27)      $  (.72)         $   .05       $   .06



(1) Results of operations for the quarter ended June 30, 1998 include the impact of a restructuring charge of $1.3 million.
(2) Results of operations for 1999 include the impact of arbitration costs of $1.1 million, of which $786,000 were recorded in the fourth quarter.
(3) Net income for the quarter of $470,000 includes the effect of the reversal of the valuation allowance against net deferred tax assets of $1.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1999 fiscal year.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1999 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1999 fiscal year.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days of the end of the 1999 fiscal year.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial  statements,   financial  statement  schedules  and  reports
          included in this Annual Report on Form 10-K

(1)      Financial Statements

         The response to this portion of Item 14 is submitted as a separate section of this report.

(2)      Financial Statement Schedules

         The following schedule,for each of the three years in the period ending December 31, 1999, is included beginning on the page indicated in this Annual Report on Form 10-K:
                                                                       Page:
            Schedule II - Valuation and Qualifying Accounts             36

              Schedules other than that listed above have been omitted because such schedules are not required or are not applicable.

(3) The exhibits that are required to be filed or incorporated by reference herein are as follows:

                      Exhibit No.                             Document

                           3(i)     Amended and Restated Articles of Incorporation,  incorporated by reference to Exhibit 3(i)
                                    of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           3(ii)    Amended and Restated  Bylaws,  incorporated  by reference to Exhibit  3(ii) of the
                                    Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           4        Form  of  Stock  Certificate,  incorporated  by  reference  to  Exhibit  4 of  the
                                    Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           10.1     Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan, as amended,  incorporated by reference to Exhibit 4.4 of the  Registrant's  Form S-8 Registration  Statement,  File No.
                                    333-15217.
                           10.2     Open Plan Systems,  Inc. 1996 Stock Option Plan For  Non-Employee  Directors,  as amended, incorporated  by  reference  to  Exhibit  4.4 of the  Registrant's  Form S-8  Registration
                                    Statement, File No. 333-15219.
                           10.3     Buy-Sell  Agreement,  dated May 15, 1996,  between the Registrant and Gregory P. Campbell, incorporated  by  reference  to Exhibit 10.8 of the  Registrant's  Form SB-2  Registration
                                    Statement, as amended, File No. 333-3188.
                           10.4     Tax Sharing  Agreement,  dated May 1, 1996, between the Registrant and each of the shareholders named therein,  incorporated by reference to Exhibit 10.9 of the Registrant's
                                    Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           10.5     Form of Employee  Non-Qualified Stock Option Agreement,  incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB filed March 27, 1997 File No. 0-20743
                           10.6     Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to
                                    Exhibit 10.11 of the Registrant's Form 10-KSB filed March 27, 1997, File No. 0-20743.
                           10.7     Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer, the
                                    Registrant and A.G. Bertozzi, J. Cullather, J. Wesley Hall, Anthony F. Markel, Gary L. Markel,
                                    Robert F. Mizell, E.W. Mugford and Troy A. Peery, Jr. incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 30, 1999, File No. 0-20743.
                           10.8     Stock Redemption of Sale  Agreement, made effective as August 31, 1999, by and between the
                                    Registrant and Thomas H. Carson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W.
                                    Sydnor Settle, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed
                                    September 30, 1999, File No. 0-20743.
                           10.9     Stock Purchase  Agreement, dated September 24, 1996, between the Registrant, Immaculate Eagle,
                                    Inc., Paul A. Covert, Todd A. Thomann and Siimon, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.
                           10.10    Loan and Security Agreement, dated December 1998, by and between Fleet Bank, N.A. and the
                                    Registrant and TFM, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed April 1, 1999, File 0-20743.
                           10.11    Management and Consulting  Agreement, dated June 17, 1998,  between the Registrant and Great
                                    Lakes Capital, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed
                                    August 14, 1999, File No. 0-20743.
                           10.12    Registration Rights Agreement, dated June 17, 1998, between the Registrant and Great Lakes
                                    Capital, LLC incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed
                                    August 14, 1999, File No. 0-20743
                           10.13    Voting and Standstill Agreement between, dated June 17, 1998, the Registrant and Great Lakes
                                    Capital, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August
                                    14, 1999, File No. 0-20743
                           10.14    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Registrant.
                           10.15    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the
                                    Registrant
                           11       Statement re: Computation of Earnings Per Share
                           21       Subsidiaries of the Registrant
                           23       Consent of Ernst & Young LLP*
                           27       Financial Data Schedule   * (filed electronically only)

         ________
         *  Filed herewith

         (b)      Reports on Form 8-K.

               On December 22, 1999, the Registrant filed a Current Report on Form 8-K, dated December 7, 1999, reporting under Items 5 and 7(c) the issuance of a press release in which the Registrant announced the results of an arbitration proceeding concerning the former shareholders of TFM, a company acquired in 1996 by the Registrant. The arbitration proceeding determined that these former shareholders had breached their warranties, awarded the Registrant $120,000 and awarded reasonable and necessary legal fees and expenses to the former TFM shareholders.

(c)      Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

          The response to this portion of Item 14 is submitted as a separate section of this report.

Open Plan Systems, Inc
Schedule II

Valuation and Qualifying Accounts
(Amounts in Thousands)

                                             Balance at Charged to Charged to Other Change Balance
                                             Beginning  Costs and    Other       Add       at End
Year    Description                          Year       Expenses    Account    (Deduct)(1) of Year

1999    Allowance for doubtful accounts         275           57        -      (126)         206
        Allowance for inventory obsolesence     314            -        -       (88)         226

1998    Allowance for doubtful accounts         152          166        -       (43)         275
        Allowance for inventory obsolesence       -          314        -         -          314

1997    Allowance for doubtful accounts         119           59        -       (26)         152


(1) Bad Debts Written Off

                                                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         OPEN PLAN SYSTEMS, INC.


                                                         By:/s/ John L. Hobey
                                                             John L. Hobey
March 23, 2000                                           Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                                 Title                          Date
               /s/ John L. Hebey              Chief Executive Officer                      March 23, 2000
                John L. Hobey

          /s/ William F. Crabtree             Chief Financial Officer (principal           March 23, 2000
            William F. Crabtree                financial officer)

             /s/ Neil F. Suffa                Corporate Controller and Secretary           March 23, 2000
               Neil F. Suffa                   (principal accounting officer)

           /s/ Troy A. Peery                  Director                                     March 15, 2000
            Troy A. Peery, Jr.

           /s/ Anthony F. Markel              Director                                     March 23, 2000
             Anthony F. Markel

       /s/ Theodore L. Chandler, Jr.          Director                                     March 23, 2000
         Theodore L. Chandler, Jr.

          /s/ Robert F. Mizell                Director                                     March 23, 2000
             Robert F. Mizell

         /s/ W. Sydnor Settle                 Director                                     March 23, 2000
             W. Sydnor Settle

           /s/ Edwin W. Mugford               Director                                     March 23, 2000
             Edwin W. Mugford



Exhibit No.                                 Document

         3(i)     Amended  and  Restated  Articles  of  Incorporation,  incorporated  by  reference  to  Exhibit  3(i)  of the
                  Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
         3(ii)    Amended and Restated Bylaws,  incorporated by reference to Exhibit 3(ii) of the  Registrant's  Form
                  SB-2 Registration Statement, as amended, File No. 333-3188.
         4        Form of Stock  Certificate,  incorporated by reference to Exhibit 4 of the Registrant's  Form SB-2
                  Registration Statement, as amended, File No. 333-3188.
         10.1     Open Plan  Systems,  Inc.  1996 Stock  Incentive  Plan,  as amended,  incorporated  by reference to
                  Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
         10.2     Open Plan Systems,  Inc. 1996 Stock Option Plan For  Non-Employee  Directors,  as amended,  incorporated  by reference to Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15219.
         10.3     Buy-Sell  Agreement,  dated May 15, 1996,  between the Registrant and Gregory P. Campbell,  incorporated  by reference  to Exhibit  10.8 of the  Registrant's  Form SB-2  Registration  Statement,  as amended,  File No.
                  333-3188.
         10.4     Tax Sharing  Agreement,  dated May 1, 1996,  between the  Registrant  and each of the  shareholders named  therein,  incorporated  by  reference  to Exhibit  10.9 of the  Registrant's  Form SB-2  Registration
                  Statement, as amended, File No. 333-3188.
         10.5     Form of Employee  Non-Qualified Stock Option Agreement,  incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB filed March 27, 1997 File No. 0-20743
         10.6     Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed March 27, 1997, File No. 0-20743.
         10.7     Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer,  the Registrant and A.G.
                  Bertozzi, J. Cullather, J. Wesley Hall, Anthony F. Markel, Gary L. Markel, Robert F. Mizell, E.W. Mugford and Troy
                  A. Peery, Jr. incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 30, 1999,
                  File No. 0-20743.
         10.8     Stock Redemption of Sale Agreement, made effective as August 31, 1999, by and between the Registrant and Thomas H.
                  Corson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W. Sydnor Settle, incorporated by reference to
                  Exhibit 99.3 of the Registrant's Form 8-K filed September 30, 1999, File No. 0-20743.
         10.9     Stock Purchase Agreement, dated September 24, 1996, between the Registrant, Immaculate Eagle, Inc.,Paul A. Covert,
                  Todd A. Thomann and Siimon, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's  Form 8-K filed
                  October 16, 1996, File No. 0-20743.
         10.10    Loan and Security Agreement, dated December 1998, by and between Fleet Bank, N.A. and the Regisrant and TFM, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed April 1, 1999, File 0-20743.
         10.11    Management and Consulting Agreement, dated June 17, 1998,  between the Registrant and Great Lakes Capital, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743.
         10.12    Registration Rights Agreement, dated June 17, 1998, between the Registrant and Great Lakes Capital, LLC incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743
         10.13    Voting and Standstill Agreement dated June 17, 1998, between the Registrant and Great Lakes Capital, LLC incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743
         10.14    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Registrant.
         10.15    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the Registrant
         11       Statement re: Computation of Earnings Per Share
         21       Subsidiaries of the Registrant
         23       Consent of Ernst & Young LLP*

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

           27                  Financial Data Schedule (filed electronically only)

                             OPEN PLAN SYSTEMS, INC.

          EXHIBIT 11 - Statement Re: Computation of Per Share Earnings


                                                                    Year Ended
                                                                     December
                                                  1999                1998               1997
                                           -------------------------------------------------------
Weighted average shares outstanding
   during the period                                 4,594               4,582              4,472

Assumed exercise of options less assumed                 -                   -                  -
   acquisition of shares
                                           -------------------------------------------------------

Total                                                4,594               4,582              4,472
                                           =======================================================


Net income (loss) used in computation        $         782       $      (3,933)     $        (748)
                                           =======================================================

Income (loss) per common share               $         .17       $        (.86)     $        (.17)
                                           ========================================================


