Form 10-K405/A
period 1999-12-31
OPEN PLAN SYSTEMS INC
filed 2000-05-15
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

                           Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price for the Common Stock as reported by the Nasdaq Stock Market on March 16, 2000 the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,188,216.

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

(3) The exhibits that are required to be filed or incorporated by reference herein are as follows:

                      Exhibit No.                             Document

                           3(i)     Amended and Restated Articles of Incorporation,  incorporated by reference to Exhibit 3(i)
                                    of the Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           3(ii)    Amended and Restated  Bylaws. *
                           4        Form  of  Stock  Certificate,  incorporated  by  reference  to  Exhibit  4 of  the
                                    Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           10.1     Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan, as amended,  incorporated by reference to Exhibit 4.4 of the  Registrant's  Form S-8 Registration  Statement,  File No.
                                    333-15217.
                           10.2     Open Plan Systems,  Inc. 1996 Stock Option Plan For  Non-Employee  Directors,  as amended, incorporated  by  reference  to  Exhibit  4.4 of the  Registrant's  Form S-8  Registration
                                    Statement, File No. 333-15219.
                           10.3     Buy-Sell  Agreement,  dated May 15, 1996,  between the Registrant and Gregory P. Campbell, incorporated  by  reference  to Exhibit 10.8 of the  Registrant's  Form SB-2  Registration
                                    Statement, as amended, File No. 333-3188.
                           10.4     Tax Sharing  Agreement,  dated May 1, 1996, between the Registrant and each of the shareholders named therein,  incorporated by reference to Exhibit 10.9 of the Registrant's
                                    Form SB-2 Registration Statement, as amended, File No. 333-3188.
                           10.5     Form of Employee  Non-Qualified Stock Option Agreement,  incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB filed March 27, 1997 File No. 0-20743.
                           10.6     Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to
                                    Exhibit 10.11 of the Registrant's Form 10-KSB filed March 27, 1997, File No. 0-20743.
                           10.7     Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer, the
                                    Registrant and A.G. Bertozzi, J. Cullather, J. Wesley Hall, Anthony F. Markel, Gary L. Markel,
                                    Robert F. Mizell, E.W. Mugford and Troy A. Peery, Jr., incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 30, 1999, File No. 0-20743.
                           10.8     Stock Redemption and Sale  Agreement, made effective as August 31, 1999, by and between the
                                    Registrant and Thomas H. Corson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W.
                                    Sydnor Settle, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed
                                    September 30, 1999, File No. 0-20743.
                           10.9     Stock Purchase  Agreement, dated September 24, 1996, between the Registrant, Immaculate Eagle,
                                    Inc., Paul A. Covert, Todd A. Thomann and Siimon, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 16, 1996, File No. 0-20743.
                           10.10    Loan and Security Agreement, dated December 1998, by and between Fleet Bank, N.A. and the
                                    Registrant and TFM, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed April 1, 1999, File 0-20743.
                           10.11    Management and Consulting  Agreement, dated June 17, 1998,  between the Registrant and Great
                                    Lakes Capital, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed
                                    August 14, 1999, File No. 0-20743.
                           10.12    Registration Rights Agreement, dated June 17, 1998, between the Registrant and Great Lakes
                                    Capital, LLC incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed
                                    August 14, 1999, File No. 0-20743.
                           10.13    Voting and Standstill Agreement between, dated June 17, 1998, the Registrant and Great Lakes
                                    Capital, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August
                                    14, 1999, File No. 0-20743.
                           10.14    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Registrant. *
                           10.15    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the
                                    Registrant. *
                           11       Statement re: Computation of Earnings Per Share.
                           21       Subsidiaries of the Registrant. *
                           23       Consent of Ernst & Young LLP.
                           27       Financial Data Schedule.   (filed electronically only)

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

                                                         OPEN PLAN SYSTEMS, INC.


                                                         By:/s/ John L. Hobey
                                                             John L. Hobey
May 15, 2000                                           Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                                 Title                          Date
               /s/ John L. Hebey              Chief Executive Officer                      May 15, 2000
                John L. Hobey

          /s/ William F. Crabtree             Chief Financial Officer (principal           May 15, 2000
            William F. Crabtree                financial officer)

             /s/ Neil F. Suffa                Corporate Controller and Secretary           May 15, 2000
               Neil F. Suffa                   (principal accounting officer)

           /s/ Troy A. Peery                  Director                                     May 15, 2000
            Troy A. Peery, Jr.

           /s/ Anthony F. Markel              Director                                     May 15, 2000
             Anthony F. Markel

       /s/ Theodore L. Chandler, Jr.          Director                                     May 15, 2000
         Theodore L. Chandler, Jr.

          /s/ Robert F. Mizell                Director                                     May 15, 2000
             Robert F. Mizell

         /s/ W. Sydnor Settle                 Director                                     May 15, 2000
             W. Sydnor Settle

           /s/ Edwin W. Mugford               Director                                     May 15, 2000
             Edwin W. Mugford


                                  EXHIBIT INDEX

Exhibit No.                                 Document

         3(i)     Amended  and  Restated  Articles  of  Incorporation,  incorporated  by  reference  to  Exhibit  3(i)  of the
                  Registrant's Form SB-2 Registration Statement, as amended, File No. 333-3188.
         3(ii)    Amended and Restated Bylaws *
         4        Form of Stock  Certificate,  incorporated by reference to Exhibit 4 of the Registrant's  Form SB-2
                  Registration Statement, as amended, File No. 333-3188.
         10.1     Open Plan  Systems,  Inc.  1996 Stock  Incentive  Plan,  as amended,  incorporated  by reference to
                  Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15217.
         10.2     Open Plan Systems,  Inc. 1996 Stock Option Plan For  Non-Employee  Directors,  as amended,  incorporated  by reference to Exhibit 4.4 of the Registrant's Form S-8 Registration Statement, File No. 333-15219.
         10.3     Buy-Sell  Agreement,  dated May 15, 1996,  between the Registrant and Gregory P. Campbell,  incorporated  by reference  to Exhibit  10.8 of the  Registrant's  Form SB-2  Registration  Statement,  as amended,  File No.
                  333-3188.
         10.4     Tax Sharing  Agreement,  dated May 1, 1996,  between the  Registrant  and each of the  shareholders named  therein,  incorporated  by  reference  to Exhibit  10.9 of the  Registrant's  Form SB-2  Registration
                  Statement, as amended, File No. 333-3188.
         10.5     Form of Employee  Non-Qualified Stock Option Agreement,  incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB filed March 27, 1997 File No. 0-20743.
         10.6     Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed March 27, 1997, File No. 0-20743.
         10.7     Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer,  the Registrant and A.G.
                  Bertozzi, J. Cullather, J. Wesley Hall, Anthony F. Markel, Gary L. Markel, Robert F. Mizell, E.W. Mugford and Troy
                  A. Peery, Jr., incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 30, 1999,
                  File No. 0-20743.
         10.8     Stock Redemption and Sale Agreement, made effective as August 31, 1999, by and between the Registrant and Thomas H
                  Corson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W. Sydnor Settle, incorporated by reference to
                  Exhibit 99.3 of the Registrant's Form 8-K filed September 30, 1999, File No. 0-20743.
         10.9     Stock Purchase Agreement, dated September 24, 1996, between the Registrant, Immaculate Eagle, Inc.,Paul A. Covert,
                  Todd A. Thomann and Siimon, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's  Form 8-K filed
                  October 16, 1996, File No. 0-20743.
         10.10    Loan and Security Agreement, dated December 1998, by and between Fleet Bank, N.A. and the Regisrant and TFM, incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB filed April 1, 1999, File 0-20743.
         10.11    Management and Consulting Agreement, dated June 17, 1998,  between the Registrant and Great Lakes Capital, incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743.
         10.12    Registration Rights Agreement, dated June 17, 1998, between the Registrant and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743.
         10.13    Voting and Standstill Agreement dated June 17, 1998, between the Registrant and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q filed August 14, 1999, File No. 0-20743.
         10.14    Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Registrant.*
         10.15    Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the Registrant *
         11       Statement re: Computation of Earnings Per Share.
         21       Subsidiaries of the Registrant. *
         23       Consent of Ernst & Young LLP.
         27       Financial Data Schedule    (filed electronically only)

* Filed herewith