Form 10-Q
period 2000-03-30
OPEN PLAN SYSTEMS INC
filed 2000-05-15
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

     As of the close of business on May 10, 2000, Open Plan Systems, Inc. had 4,402,891 shares of Common Stock, no par value, outstanding.

                             Open Plan Systems, inc.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                                                     Page


Item 1.    Financial Statements


           Consolidated Balance Sheets - March 31, 2000 (unaudited)                                    1
              and December 31, 1999

           Consolidated Statements of Income - Three months                                            2
              ended March 31, 2000 and 1999 (unaudited)

           Consolidated Statements of Cash Flows - Three months                                        3
              months ended March 31, 2000 and 1999 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 2000 (unaudited)                     4

Item 2.    Management's Discussion and Analysis of                                                     6
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          10

Item 2.    Changes in Securities and Use of Proceeds                                                  10

Item 3.    Defaults Upon Senior Securities                                                            10

Item 4.    Submission of Matters to a Vote of                                                         10
              Security Holders

Item 5.    Other Information                                                                          10

Item 6.    Exhibits and Reports on Form 8-K                                                           11


SIGNATURES

                             Open Plan Systems, Inc.
                                     Part I
                              Financial Information
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                     March 31         December 31
                                                                       2000              1999
                                                                ------------------------------------

Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                            $    79            $    13
   Accounts receivable, net                                               7,656              7,144
   Inventories                                                            8,138              7,862
   Prepaids and other                                                       649                638
   Refundable income taxes                                                  193                188
   Deferred income taxes                                                    400                385
                                                                ------------------------------------
Total current assets                                                     17,115             16,230

Property and equipment, net                                               2,203              2,272
Goodwill, net                                                             3,840              3,898
Deferred income taxes                                                       976              1,093
Other                                                                       187                126
                                                                ------------------------------------
Total assets                                                            $24,321            $23,619
                                                                ====================================


Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credi                                               $3,245             $2,419
   Trade accounts payable                                                 3,302              3,464
   Accrued compensation                                                     118                238
   Other accrued liabilities                                                861                813
   Customer deposits                                                      1,006              1,005
   Current portion of long-term debt                                         60                 62
                                                                ------------------------------------
Total current liabilities                                                 8,592              8,001

Long-term debt                                                              149                163
                                                                ------------------------------------
Total liabilities                                                         8,741              8,164

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                     -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,403                               18,651             18,651
   Additional capital                                                       137                137
   Accumulated comprehensive income                                           1                  -
   Accumulated deficit                                                   (3,209)            (3,333)
                                                                ------------------------------------
Total shareholders' equity                                               15,580             15,455
                                                                ------------------------------------
Total liabilities and shareholders' equity                              $24,321            $23,619
                                                                ====================================

See accompanying notes.

                             Open Plan Systems, Inc.

                  Consolidated Statements of Income (Unaudited)
                    (amounts in thousands, except per share)

                                                                       Three Months ended
                                                                            March 31
                                                                      2000              1999
                                                               ------------------------------------

Net sales                                                        $     9,333        $     7,509
Cost of sales                                                          6,420              5,388
                                                               ------------------------------------
Gross profit                                                           2,913              2,121

Operating expenses:
   Amortization of intangibles                                            68                 53
   Selling and marketing                                               1,927              1,525
   General and administrative                                            594                480
                                                               ------------------------------------
                                                                       2,589              2,058
                                                               ------------------------------------
Operating income                                                         324                 63

Other (income) expense:
   Interest expense                                                       98                 45
   Minority interest                                                      (4)                 -
   Other, net                                                              2                 (8)
                                                               ------------------------------------
                                                                          96                 37
                                                               ------------------------------------
Income before income taxes                                               228                 26

Income taxes                                                             104                  -
                                                               ------------------------------------
Net income                                                      $        124       $         26
                                                               ====================================

Basic and diluted income per common share                       $        .03       $        .01
                                                               ====================================
Diluted weighted average common shares outstanding                     4,405              4,673
                                                               ====================================


       See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                   Three Months ended
                                                                      March 31
                                                               2000             1999
                                                         ----------------------------------
Operating activities
Net income                                                 $         124    $          26
Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
    Provision for losses on receivables                               29                9
   Depreciation and amortization                                     301              243
    Loss on sale of property                                           -                3
   Deferred income taxes                                             102                -
   Changes in operating assets and liabilities:
     Accounts receivable                                            (541)             596
     Inventories                                                    (276)            (194)
     Prepaids and other                                              (88)            (267)
     Trade accounts payable                                         (162)              62
     Customer deposits                                                 1             (252)
     Accrued and other liabilities                                   (71)            (178)
                                                         ----------------------------------
Net cash (used in) provided by operating activities                 (581)              48

Investing activities
Purchases of property and equipment                                 (163)             (84)
                                                         ----------------------------------
Net cash used in investing activities                               (163)             (84)

Financing activities
Net borrowings on revolving line of credit                           826               71
Principal payments on long-term debt and capital
   lease  obligations                                                (16)              (3)
                                                         ----------------------------------
Net cash provided by financing activities                            810               68
                                                         ----------------------------------
Increase in cash and cash equivalents                                 66               32

Cash and cash equivalents at beginning of period                      13                2
                                                         ----------------------------------
Cash and cash equivalents at end of period               $            79    $          34
                                                         ==================================

Supplemental disclosures
Interest paid                                            $            87  $            45
                                                         ==================================
Income taxes paid                                         $           42   $            -
                                                         ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. Mexican Subsidiaries

In January 2000, the Company entered into a Joint Venture Agreement to open a new sales office in Mexico City, Mexico. The Company agreed to contribute approximately 455,000 Pesos, or approximately $50,000, for an 80% interest in the venture. The Joint Venture Agreement called for the creation of two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V., each of which is 80% owned by the Company. The Company has reported minority interest related to the earnings and the equity of the minority partner in the accompanying financial statements.

3. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                            March 31         December 31
                                                              2000               1999
                                                       -------------------------------------
                                                            (Unaudited)

Components and fabric                                           $5,566             $5,243
Jobs in process and finished goods                               2,572              2,619
                                                       -------------------------------------
                                                                $8,138             $7,862
                                                       =====================================


4. Income Taxes

The Company reported an effective tax rate of 45.6% for the first quarter of 2000. The difference between the Company's effective tax rate and the statutory income tax rate for the first quarter of 2000 is due to permanent differences related to amortization of non-deductible intangible assets. Utilization of net operating loss carryforwards resulted in no income tax expense for the first quarter of 1999. Related deferred income tax assets were offset by a valuation allowance in the first quarter of 1999.

5. Indebtedness

At March 31, 2000, the Company had outstanding borrowings of $3,245,000 on its $5,000,000 line of credit.

In April 2000, the Company entered into an agreement with a bank for a new line of credit to replace its former line of credit. This line of credit closed on May 1, 2000 and is secured by substantially all assets of the Company. It provides for availability of up to 80% of eligible accounts receivable along with up to $2 million in eligible inventory and maximum borrowings of $5 million. Borrowings will bear interest at a floating rate, which is linked to either LIBOR or prime, at the Company's request. At the same time, the Company entered into a commitment with the bank to provide a letter of credit for $2.5 million of Industrial Revenue Bonds that may be issued by the Michigan Strategic Fund. The Company expects those bonds to be issued in the second quarter of 2000 the proceeds of which will be used for building a new construction facility in Michigan. The letter of credit and the line of credit will be cross-collateralized.

6. Comprehensive Income

Comprehensive income for the quarter ended March 31, 2000 was $125,000. The difference between net income and comprehensive income is due to foreign currency translation gains.

7. Commitments and Contingencies

On April 30, 2000, the Company signed a letter of intent with a contractor for the construction of a new production facility in Lansing, Michigan. The Company plans to purchase a 5 acre building site and construct an approximately 70,000 square-foot facility in Lansing Michigan. This project is expected to be completed in the fourth quarter of 2000. Total construction costs are estimated to be approximately $2.5 million.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

              THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH 1999

Results of Operations

     Sales. Sales for the three months ended March 31, 2000 were $9,333,000, an increase of approximately $1,824,000 or 24.3% versus the same period in 1999. The Company's sales offices and the National Accounts Group contributed to the sales increases in the first quarter. Sales benefited from the Company's quality management process and the Company's new marketing initiatives instituted in 1999.

     The Company also increased its sales order volume during the first quarter of 2000. It received orders of $10.1 million in the first quarter of 2000 up 31.2% from the $7.7 million in orders booked during the first quarter of 1999. Additionally, the Company's order backlog at the end of March 2000 of $5.6 million was almost double the backlog at the end of the first quarter of 1999.

     The Company believes that its marketing initiatives, including revised training and compensation programs, have improved the professionalism and performance of the sales force. These have resulted in productivity gains in the various sales offices. The National Accounts business has been strengthened by repeat business from several Fortune 500 companies. The Company expects to see improved productivity in its existing offices and sales increases from new sales offices and new product offerings during the remainder of 2000.

     Cost of Sales. The Company's cost of sales includes costs of raw materials, labor, supplies, freight, installation, and other manufacturing related expenses. Cost of sales increased by $1,032,000 in the first quarter of 2000 to $6,420,000 from the $5,388,000 reported in the first quarter of 1999. The increase in cost of sales is attributable to increased sales volume offset in part by reduced production costs.

     The gross margin increased to 31.2% in the first quarter of 2000 from 28.2% reported in the first quarter of 1999. The Company's gross margin during the first quarter of 2000 benefited from efforts to reduce material and production costs. Importantly, the Company's installation and other services increased in profitability in the first quarter of 2000 as compared to 1999. The Company continues to pursue avenues to streamline its production and purchasing activities to reduce product costs and its overhead structure. The Company anticipates further margin improvements as sales volume increases during the year and once the Company completes construction on its new building in Lansing Michigan in the fourth quarter of 2000.

     Operating Expenses. The Company's most significant operating expense is selling and marketing expense. These costs are primarily related to salesperson compensation, advertising and other marketing expenses. The Company compensates its salespeople through a combination of salaries and commissions. While most of these expenses are directly related to the current year's sales, certain other marketing expenses are incurred to build brand recognition and generate sales leads that may contribute to sales in later periods.

     The Company's selling and marketing expenses increased by $402,000 to $1,927,000 from the $1,525,000 reported in the first quarter of 1999. The increase was driven by higher levels of spending associated with the Company's new marketing brochures and programs introduced during the second quarter of 1999, along with investments in two new sales offices, trade shows and other sales growth initiatives. The bulk of the transitional portions of these programs and changes were completed during the first quarter of 2000. The Company believes that selling expenses as a percentage of sales will decrease during the remainder of 2000.

     General and administrative expenses increased to $594,000 in the first quarter of 2000 from the $480,000 reported in the first quarter of 1999. This is still well below the approximately $744,000 in expenses reported in the first quarter of 1998. The primary reasons for the increase were additional costs required to support the larger network of sales offices as well as certain expenses incurred to reduce costs in future periods. The level of general and administrative expenses equaled budgeted amounts and is expected to decrease as a percentage of sales during 2000.

     Other Non-Operating Income and Expense. Total other expense increased to $96,000 for the first quarter of 2000 versus $37,000 for the first quarter of 1999. The primary reason for the increase is related to the Company increasing its borrowings on the line of credit facility during the fourth quarter of 1999 and early 2000 to pay for the stock repurchased from a former officer of the Company and settlement of legal matters with former officers of the Company. The Company expects that these expenses would decrease over the next several quarters until the Lansing facility is completed, at which time these expenses would increase.

     Income Taxes. In the first quarter of 2000, the Company recorded tax expense at a rate equal to its expected tax rate for the year. Utilization of net operating loss carryforwards resulted in no income tax expense for the first quarter of 1999. In 1999, related deferred income tax assets were offset by a valuation allowance.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was ($581,000) for the three months ended March 31, 2000 as compared to $48,000 for the three months ended March 31, 1999. The decrease in cash provided by operating activities for the first quarter of 2000 was primarily due to increases in accounts receivable and inventories. The Company's accounts receivable increased primarily due to increased volume as well as an increase in days sales outstanding due from governmental customers. The Company's inventory increased at the end of the first quarter of 2000 due to the shipment of a large order being delayed until the second quarter of the year. The Company continues to focus on decreasing the number of days sales outstanding and streamlining inventory management processes.

     Cash Flows from Investing Activities. Net cash used in investing activities was $163,000 for the three months ended March 31, 2000 as compared to $84,000 for the three months ended March 31, 1999. The Company continues to invest in additional equipment to improve the productivity of its remanufacturing activities. These purchases are consistent with the Company's focus on producing high-quality, affordable office systems. During the remainder of 2000, the Company anticipates commencing construction of a new production facility in Lansing, Michigan market to replace the Company's rented facility. The Company anticipates borrowing under Industrial Revenue Bonds issued by the State of Michigan in order to facilitate construction of this facility. The source of funds for other anticipated capital spending will be funds from operations as well as borrowings on the Company's line of credit. At March 31, 2000, the Company had borrowings of approximately $3,200,000 under its line of credit.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $810,000 during the first quarter of 2000 as compared to $68,000 in the first quarter of 1999. This increase in cash flows provided by financing activities for the first quarter of 2000 was principally due to the Company's higher accounts receivable and inventory.

     Expected Future Cash Flows. The Company expects that cash flows from operating activities will increase over the next several quarters as the Company continues to improve its financial performance and that such cash flow, together with borrowings under its line of credit, will be sufficient to meet the Company's short- and long-term financing needs.

     Stock Repurchase Program. During the first quarter of 2000, the Company announced a stock repurchase program for up to 100,000 shares of the Company's stock. As of May 12, 2000, the Company had not acquired any shares under this program.

Seasonality and Impact of Inflation

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

Forward-Looking Statements

     The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 2000 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 7 of the Company's Form 10-K for the fiscal year ended December 31, 1999, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

       Item 3: Quantitative and Qualitative Disclosures about Market Risk

     The Company believes that its exposure to market risk associated with transactions involving derivative and other financial instruments is not material.

                             OPEN PLAN SYSTEMS, INC.

Item 1.       Legal Proceedings

               The Company continues to be party to certain arbitration matters related to the finalization of the purchase price for Total Facilities Management ("TFM"). The Company believes that it has established adequate provision in it's financial statements for any amounts which might become due to the former shareholders of TFM as a result of the finalization of these proceedings. The Company expects these proceedings and findings to be completed in the second quarter of 2000.


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

                 Exhibit No.     Description
              ------------------ --------------------------------------------------------------

                      10.1       Open  Plan  Systems,  Inc.  1996  Stock  Incentive  Plan,  as
                                 amended on May 12, 2000

                      10.2       Open  Plan   Systems,   Inc.   2000  Stock  Option  Plan  for
                                 Non-Employee Directors, as amended on May 12, 2000

                      10.3       Note and  Security  Agreement by and between  Wachovia  Bank,
                                 N.A. and the Registrant dated April 17, 2000

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



                                                        OPEN PLAN SYSTEMS, INC.
                                                     ---------------------------

                                                           (Registrant)



Date:      May 15, 2000                                 /s/ John L. Hobey
                                                     ---------------------------
                                                            John L. Hobey
                                                       Chief Executive Officer



Date:      May 15, 2000                                /s/ William F. Crabtree
                                                     ---------------------------
                                                           William F. Crabtree
                                                        Chief Financial Officer



Date:      May 15, 2000                                /s/ Neil F. Suffa
                                                      --------------------------
                                                           Neil F. Suffa
                                                       Corporate Controller

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX


           Exhibit No.         Description
           ------------------- ------------------------------------------------------------------------

           10.1                Open Plan Systems,  Inc. 1996 Stock  Incentive  Plan, as amended on May
                               12, 2000

           10.2                Open  Plan  Systems,  Inc.  2000  Stock  Option  Plan for  Non-Employee
                               Directors, as amended on May 12, 2000

           10.3                Note and Security  Agreement by and between Wachovia Bank, N.A. and the
                               Registrant, dated April 17, 2000

           11                  Statement Re: Computation of Per Share Earnings

           27                  Financial Data Schedule (filed electronically only)
