Form 10-Q
period 2000-06-30
OPEN PLAN SYSTEMS INC
filed 2000-08-14
CIK 1011738

United States of America
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

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

     As of the close of business on August 11, 2000, Open Plan Systems, Inc. had 4,402,891 shares of Common Stock, no par value, outstanding.

                             Open Plan Systems, inc.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                                                     Page


Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 2000 (unaudited)                                     1
              and December 31, 1999

           Consolidated Statements of Operations - Three and six months                                2
              ended June 30, 2000 and 1999 (unaudited)

           Consolidated Statements of Cash Flows - Six                                                 3
              months ended June 30, 2000 and 1999 (unaudited)

           Notes to Consolidated Financial Statements - June 30, 2000 (unaudited)                      4

Item 2.    Management's Discussion and Analysis of                                                     6
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          10

Item 2.    Changes in Securities and Use of Proceeds                                                  10

Item 3.    Defaults Upon Senior Securities                                                            10

Item 4.    Submission of Matters to a Vote of                                                         10
              Security Holders

Item 5.    Other Information                                                                          11

Item 6.    Exhibits and Reports on Form 8-K                                                           12


SIGNATURES

                             Open Plan Systems, Inc.
                                     Part I
                              Financial Information
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                     June 30         December 31
                                                                      2000              1999
                                                              -------------------------------------
Assets                                                             (unaudited)

Current assets:
   Cash and cash equivalents                                            $  102            $    13
   Accounts receivable, net                                              7,122              7,144
   Inventories                                                           8,183              7,862
   Prepaids and other                                                      793                638
   Refundable income taxes                                                  64                188
   Deferred income taxes                                                   417                385
                                                               -------------------------------------
Total current assets                                                    16,681             16,230

Property and equipment, net                                              2,425              2,272
Goodwill, net                                                            3,781              3,898
Deferred income taxes                                                    1,137              1,093
Cash and cash  equivalents  externally  restricted  under bond
indenture agreement                                                      2,450                  -
Other                                                                    2,614                126
                                                               -------------------------------------
Total assets                                                            $26,597            $23,619
                                                               =====================================

Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit                                            $ 3,814            $ 2,419
   Trade accounts payable                                                2,636              3,464
   Accrued compensation                                                    347                238
   Other accrued liabilities                                               898                813
   Customer deposits                                                       943              1,005
   Current portion of long-term debt                                        57                 62
                                                               -------------------------------------
Total current liabilities                                                8,695              8,001

Long-term debt                                                           2,633                163
                                                               -------------------------------------
Total liabilities                                                       11,328              8,164

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none
                                                                             -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,403                              18,651             18,651
   Additional capital                                                      137                137
   Accumulated other comprehensive loss                                     (2)                 -
   Accumulated deficit                                                  (3,476)            (3,333)
                                                               -------------------------------------
Total shareholders' equity                                              15,310             15,455
                                                               -------------------------------------
Total liabilities and shareholders' equity                             $26,638            $23,619
                                                               =====================================

See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                        Three Months ended                  Six Months ended
                                                                             June 30                             June 30
                                                                      2000              1999              2000             1999
                                                               ---------------------------------------------------------------------
Net sales                                                       $     10,459        $     8,878     $     19,792        $    16,387

Cost of sales                                                          7,688              6,029           14,108             11,417
                                                               ---------------------------------------------------------------------

Gross profit                                                           2,771              2,849            5,684              4,970

Operating expenses:
   Amortization of intangibles                                            69                 54              137                107
   Selling and marketing                                               2,015              1,894            3,942              3,419
   General and administrative                                            887                631            1,481              1,027
   Arbitration costs                                                     142                 44              142                128
                                                               ---------------------------------------------------------------------
                                                                       3,113              2,623            5,702              4,681
                                                               ---------------------------------------------------------------------

Operating (loss) income                                                 (342)               226              (18)               289

Other (income) expense:
   Interest expense                                                      140                 44              238                 89
   Minority interest                                                      (8)                 -              (12)                 -
   Other, net                                                             (8)                (3)              (6)               (11)
                                                               ---------------------------------------------------------------------
                                                                         124                 41              220                 78
                                                               ---------------------------------------------------------------------
(Loss) income before income taxes                                       (466)               185             (238)               211

Income tax benefit                                                      (199)                 -              (95)                 -
                                                               ---------------------------------------------------------------------
Net (loss) income                                               $       (267)      $        185     $       (143)      $        211
                                                               =====================================================================

Basic and diluted (loss) income per common share                $       (.06)      $        .04     $       (.03)      $        .05
                                                               =====================================================================
Basic and diluted weighted average common shares outstanding
                                                                       4,403              4,675            4,403              4,674
                                                               =====================================================================


       See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                     Six Months ended
                                                                        June 30
                                                                 2000              1999
                                                           -----------------------------------
Operating activities
Net (loss) income                                            $        (143)    $         211
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
    Provision for losses on receivables                                159                18
   Depreciation and amortization                                       604               487
    Loss on sale of property                                             -                 3
   Deferred income taxes                                               (76)                -
   Changes in operating assets and liabilities:
     Accounts receivable                                              (137)               (4)
     Inventories                                                      (321)              235
     Prepaids and other                                                (89)             (443)
     Trade accounts payable                                           (828)               43
     Customer deposits                                                 (62)                5
     Accrued and other liabilities                                     192               (44)
                                                           -----------------------------------
Net cash (used in) provided by operating activities                   (651)              511

Investing activities
Increase in cash and cash equivalents restricted
under bond indenture agreement                                      (2,450)                -
Purchases of property and equipment                                   (620)             (431)
                                                           -----------------------------------
Net cash used in investing activities                               (3,120)             (431)

Financing activities
Net borrowings on revolving line of credit                           1,395              (212)
Proceeds from borrowing on long-term debt                            2,500                 -
Notes payable issued                                                     -               165
Principal payments on long-term debt                                   (35)               (5)
                                                           -----------------------------------
Net cash provided by (used in) financing activities                  3,860               (52)
                                                           -----------------------------------

Increase in cash and cash equivalents                                   89                28

Cash and cash equivalents at beginning of period                        13                 2
                                                           -----------------------------------
Cash and cash equivalents at end of period                 $           102        $       30
                                                           ===================================

Supplemental disclosures
Interest paid                                              $          238        $        89
                                                           ===================================
Income taxes paid                                          $           42        $         -
                                                           ===================================
See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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


3. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                             June 30         December 31
                                                              2000               1999
                                                       -------------------------------------
                                                          (Unaudited)
Components and fabric                                           $5,375             $5,243
Jobs in process and finished goods                               2,808              2,619
                                                       -------------------------------------
                                                                $8,183             $7,862
                                                       =====================================


4. Income Taxes

The Company reported an effective tax rate of 39.9% for the first half of 2000. The difference between the Company's effective tax rate and the statutory income tax rate for the second quarter and first half of 2000 is due to permanent differences related to amortization of non-deductible intangible assets and state taxes. Utilization of net operating loss carryforwards resulted in no income tax expense for the second quarter and first half of 1999. Related deferred income tax assets were offset by a valuation allowance in the second quarter and first half of 1999.

5. Indebtedness

At June 30, 2000, the Company had outstanding borrowings of $3,814,000 on its $5,000,000 line of credit. The Company's availability on its line of credit was $1,186,000.

In April 2000, the Company entered into an agreement with a bank for a new line of credit to replace its former line of credit. This line of credit closed on May 1, 2000 and is secured by substantially all assets of the Company. It provides for availability of up to 80% of eligible accounts receivable along with up to $2 million in eligible inventory and maximum borrowings of $5 million. Borrowings will bear interest at a floating rate, which is linked to either LIBOR or prime, at the Company's request. On August 1, 2000, the Company and the bank amended the agreement to increase the line of credit to $5,250,000.

On June 15, 2000, the Company sold $2.5 million Michigan Strategic Fund Industrial Revenue Bonds in order to construct a new production facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee until such time as they are used for building the facility. At the same time, the Company entered into a letter of credit facility with a bank to secure the financing on the facility. The letter of credit and the line of credit are cross-collateralized.

6. Comprehensive Loss

Comprehensive loss for the quarter ended June 30, 2000 was $270,000. Comprehensive loss for the first half of 2000 was $145,000. The difference between net loss and comprehensive loss is due to foreign currency translation gains and losses.

7. Commitments and Contingencies

On April 30, 2000, the Company signed a letter of intent with a contractor for the construction of a new production facility in Lansing, Michigan. The Company purchased a 5 acre building site and plans to construct an approximately 70,000 square-foot facility in Lansing, Michigan. This project is expected to be completed in the fourth quarter of 2000. Total project costs are estimated to be approximately $2.5 million.

                             OPEN PLAN SYSTEMS, INC.




            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     This commentary should be read in conjunction with the sections of the Company's Form 10-K for a full understanding of Open Plan Systems financial condition and results of operations for the year ended 1999.


Results of Operations

     Net Sales. Sales for the three months ended June 30, 2000 were $10,459,000, an increase of approximately $1,581,000 or 17.8% versus the same period in 1999. Sales for the six months ended June 30, 2000 were up $3,405,000 or 20.8% higher than the first six months of 1999. The Company's existing sales offices and National Accounts group contributed the majority of the sales increases for the three and six month periods. The Company's new offices in Mexico City and Indianapolis and the Company's introduction of a remanufactured Steelcase product line have not significantly impacted sales in 2000.

     The Company also increased its sales order volume during the second quarter of 2000. It received orders of $10.5 million in the second quarter of 2000 up from the $9.4 million in orders booked during the second quarter of 1999. Additionally, the Company's order backlog at the end of June 2000 of $5.2 million, was up $2 million from June 1999 levels.

     For the remainder of the year, the Company anticipates improved productivity and sales increases from its existing branch office network and its new sales offices. The Company continues to selectively add sales people in key markets while it continues to build market share. The National Accounts business has been strengthened by repeat business from several Fortune 500 companies. The Company expects modest increases in volume as the result of its addition of the remanufactured Steelcase product line.

     Gross Margin. The gross margin decreased to 26.5% in the second quarter of 2000 from 32.1% in the second quarter of 1999. For the first six months of 2000, the Company's gross margin of 28.7% is less than the 30.3% for the comparable period in 1999. The Company's gross margin during the second quarter of 2000 was impacted negatively by capacity constraints at the Richmond production facility. Additionally, the gross margin was impacted negatively by sales to a customer at low pricing established several years ago to generate volume. The Company continues to pursue avenues to improve its production and purchasing activities to reduce product costs and overhead structure.

     The Company anticipates that its margins will increase during the remainder of the year as its capacity expansion efforts are completed. The Company also believes the majority of the lower margin work has been completed and renegotiation of contract terms with that customer will be underway in the third and fourth quarters.

     Operating Expenses. The Company's selling and marketing expenses increased by $121,000 to $2,015,000 from the $1,894,000 reported in the second quarter of 1999. For the six months ended June 30, 2000, the Company increased selling and marketing expenses by $523,000 to $3,942,000. While the Company's selling and marketing expenses increased during the second quarter and six months ended June 30, 2000, as a percentage of sales these expenses decreased to 19.3% and 19.9% of sales from the 21.3% and 20.9% reported in 1999. The Company believes that these expenses as a percentage of total revenues will continue to decrease somewhat as the Company's investments in new sales personnel and offices should increase revenues at a faster rate than expenses.

     General and administrative expenses increased to $887,000 in the second quarter of 2000 from the $631,000 reported in the second quarter of 1999. The Company reported a $454,000 increase in general and administrative expenses for the first half of 2000. The increases for the second quarter are primarily related to a $100,000 increase in the allowance for doubtful accounts related to a dealer who went out of business. Additionally, the Company recorded severance charges in the general and administrative area of approximately $100,000. The Company expects that the level of general and administrative expenses will be below budgeted amounts for the remainder of the year.

     Other Non-Operating Income and Expense. Total other expense increased to $124,000 for the second quarter of 2000 versus $41,000 for the second quarter of 1999. These expenses increased to $220,000 in the first six months of 2000 from the $78,000 reported for the comparable period of 1999. The primary reason for the increase in the second quarter is related to termination fees paid to the Company's former bank in order to switch to a commercial banking relationship. Additionally, the increase is related to the Company increasing its borrowings on the line of credit facility during the fourth quarter of 1999 and early 2000 to pay for the stock repurchased from a former officer of the Company and settlement of legal matters with former officers of the Company. The Company anticipates that the termination fees will be recouped through lower interest rates over the next year.

     Income Taxes. In the second quarter and first half of 2000, the Company recorded tax benefits at a rate equal to its expected tax rate for the year. Utilization of net operating loss carryforwards resulted in no income tax expense for the first half of 1999. In 1999, related deferred income tax assets were offset by a valuation allowance.

Liquidity and Capital Resources

     Inventories. Inventories at June 30, 2000 increased by $321,000 compared to inventories at the end of 1999. This increase was due to additional inventories needed to support the Company's new Mexican operations and inventory needed to support higher sales volumes. The Company anticipates that these levels will decrease somewhat over the remainder of the year.

     Accounts Receivable. Accounts receivable increased by approximately $100,000 at June 30, 2000 from December 31, 1999, excluding the additional bad debt allowance booked in the second quarter. This increase is directly related to the increase in sales. The Company's Days Sales Outstanding (DSO) continues to improve. The Company anticipates that increases in accounts receivable due to higher sales volumes will be moderated by improvements in DSO.

     Other Assets. Other assets increased by approximately $2,500,000 as the Company escrowed the proceeds of the Lansing facility Industrial Revenue Bonds.

     Property & Equipment. The Company increased its property and equipment by $153,000 during the first half of 2000. The majority of the increase was due to the purchase of land for the new Lansing production facility. The Company anticipates the Lansing facility costs to be approximately $2,500,000, or the amount of the bond proceeds. The Company expects its other capital expenditures will not exceed depreciation for the remainder of the year.

     Long-term Debt and Revolving Line of Credit. The Company's long-term debt increased by approximately $2,500,000 in the first half of 2000 due to issuance of the Lansing facility Industrial Revenue Bonds. Additionally, the Company increased the borrowings on its line of credit due primarily to reductions in accounts payable from yearend. The Company anticipates that its line of credit balance will decrease over the remainder of the year.

     Stock Repurchase Program. During the first quarter of 2000, the Company announced a stock repurchase program for up to 100,000 shares of the Company's stock. As of August 11, 2000, the Company had not acquired any shares under this program.

Seasonality and Impact of Inflation

     The Company has no discernable pattern of seasonality. Because the Company recognizes revenues upon shipment and typically ships Work Stations within two to four weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's sales may vary from quarter to quarter.

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

                             OPEN PLAN SYSTEMS, INC.

Item 1.       Legal Proceedings

               In June 2000, the Company received the final results of certain arbitration matters related to the finalization of the purchase price for Total Facilities Management ("TFM"). The final arbitration award required the Company to pay $564,000 in fees and expenses to the former shareholders of TFM and the arbitrators. As a result, the Company took additional expense of $142,000 in the second quarter of 2000 to record the final results of these proceedings in the financial statements. The Company paid out all amounts to these parties in July 2000.


Item 2.       Changes in Securities and Use of Proceeds

              Not Applicable


Item 3.       Defaults upon Senior Securities

              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

               On May 12, 2000, the Company held its annual meeting of shareholders (the "Meeting"). Two persons were elected to the Board of Directors at the meeting. Set forth below are the names of the persons elected at the Meeting as directors, the class to which they were elected, and the vote totals for each such director:



                                                             Votes For                     Votes Withheld
              Terms Expire 2003

                    Troy A. Peery, Jr.                          3,619,578                     136,802

                    Robert F. Mizell                            3,619,578                     136,802

               The second matter considered at the Meeting was the approval of the Stock Option Plan for Non-Employee Directors. The vote total for approval of this matter is set forth below:


                                                                 Number
                                                                of Votes

                    For                                         3,228,978

                    Against                                       132,102

                    Abstain                                       395,300


               The only other matter considered at the Meeting was the ratification of the appointment of the firm of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2000. The vote total for approval of this matter is set forth below:

                                                                 Number
                                                                of Votes

                    For                                         3,753,180

                    Against                                           500

                    Abstain                                         2,700


Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

              The registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.

                 Exhibit No.     Description
              ------------------ --------------------------------------------------------------

                      10.1       Form  of   Amendment   to  the  Open   Plan   Systems,   Inc.
                                 Non-Qualified Stock Option Agreement

                      10.2       $5,250,000  Note and  Security  Agreement  by and between the
                                 Registrant and Wachovia Bank

                      11         Statement Re: Computation of Per Share Earnings

                      27         Financial Data Schedule (filed electronically only)



(b)      Reports on Form 8-K

               On July 17, 2000, the Company filed a Current Report on Form 8-K that incorporated by reference under Item 5 a press release that announced the departure of Mr. William F. Crabtree as Chief Financial Officer and the appointment of Mr. Neil F. Suffa to that position.

               On July 27, 2000, the Company filed a Current Report on Form 8-K that incorporated by reference under Item 5 that the Company and Great Lakes Capital had amended and restated the Voting and Standstill agreement and the Registration Rights agreement to allow an increase in ownership of Great Lakes Capital to 25% of the outstanding stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       OPEN PLAN SYSTEMS, INC.
                                                      --------------------------
                                                            (Registrant)



Date:      August 14, 2000                          /s/ John L. Hobey
                                             -----------------------------------
                                                        John L. Hobey
                                                 Chief Executive Officer



Date:      August 14, 2000                         /s/ Neil F. Suffa
                                             -----------------------------------
                                                       Neil F. Suffa
                                            Chief Financial & Accounting Officer

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX


           Exhibit No.         Description
           ------------------- ------------------------------------------------------------------------

           10.1                Form of Amendment to the Open Plan Systems,  Inc.  Non-Qualified  Stock
                               Option Agreement

           10.2                $5,250,000  Note and Security  Agreement by and between the  Registrant and Wachovia Bank

           11                  Statement Re: Computation of Per Share Earnings

           27                  Financial Data Schedule (filed electronically only)
