Form 10-Q/A
period 2000-06-30
OPEN PLAN SYSTEMS INC
filed 2000-08-28
CIK 1011738

United States of America
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                     June 30         December 31
                                                                      2000              1999
                                                              -------------------------------------
Assets                                                             (unaudited)

Current assets:
   Cash and cash equivalents                                            $  102            $    13
   Accounts receivable, net                                              7,122              7,144
   Inventories                                                           8,183              7,862
   Prepaids and other                                                      793                638
   Refundable income taxes                                                  64                188
   Deferred income taxes                                                   417                385
                                                               -------------------------------------
Total current assets                                                    16,681             16,230

Property and equipment, net                                              2,425              2,272
Goodwill, net                                                            3,781              3,898
Deferred income taxes                                                    1,137              1,093
Cash and cash  equivalents  externally  restricted  under bond
indenture agreement                                                      2,450                  -
Other                                                                      164                126
                                                               -------------------------------------
Total assets                                                           $26,638            $23,619
                                                               =====================================

Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit                                            $ 3,814            $ 2,419
   Trade accounts payable                                                2,636              3,464
   Accrued compensation                                                    347                238
   Other accrued liabilities                                               898                813
   Customer deposits                                                       943              1,005
   Current portion of long-term debt                                        57                 62
                                                               -------------------------------------
Total current liabilities                                                8,695              8,001

Long-term debt                                                           2,633                163
                                                               -------------------------------------
Total liabilities                                                       11,328              8,164

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none
                                                                             -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,403                              18,651             18,651
   Additional capital                                                      137                137
   Accumulated other comprehensive loss                                     (2)                 -
   Accumulated deficit                                                  (3,476)            (3,333)
                                                               -------------------------------------
Total shareholders' equity                                              15,310             15,455
                                                               -------------------------------------
Total liabilities and shareholders' equity                             $26,638            $23,619
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


                                                       OPEN PLAN SYSTEMS, INC.
                                                      --------------------------
                                                            (Registrant)



Date:      August 18, 2000                          /s/ John L. Hobey
                                             -----------------------------------
                                                        John L. Hobey
                                                 Chief Executive Officer



Date:      August 18, 2000                         /s/ Neil F. Suffa
                                             -----------------------------------
                                                       Neil F. Suffa
                                            Chief Financial & Accounting Officer