Form 10-Q
period 2000-09-30
OPEN PLAN SYSTEMS INC
filed 2000-11-14
CIK 1011738

United States of America
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

     As of the close of business on November 10, 2000, Open Plan Systems, Inc. had 4,377,391 shares of Common Stock, no par value, outstanding.

                             Open Plan Systems, Inc.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                                                     Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 2000 (unaudited)                                1
              and December 31, 1999

           Consolidated Statements of Operations - Three and nine months                               2
              ended September 30, 2000 and 1999 (unaudited)

           Consolidated Statements of Cash Flows - Nine                                                3
              months ended September 30, 2000 and 1999 (unaudited)

           Notes to Consolidated Financial Statements - September 30, 2000                             4
             September 30, 2000 (unaudited)

Item 2.    Management's Discussion and Analysis of                                                     6
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                          10

Item 2.    Changes in Securities and Use of Proceeds                                                  10

Item 3.    Defaults Upon Senior Securities                                                            10

Item 4.    Submission of Matters to a Vote of                                                         10
              Security Holders

Item 5.    Other Information                                                                          11

Item 6.    Exhibits and Reports on Form 8-K                                                           12


SIGNATURES


                             Open Plan Systems, Inc.
                                     Part I
                              Financial Information
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                 September 30         December 31
                                                                      2000              1999
                                                               -------------------------------------
Assets                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                             $  98             $   13
   Accounts receivable, net                                              6,612              7,144
   Inventories                                                           8,730              7,862
   Prepaids and other                                                      882                638
   Refundable income taxes                                                  73                188
   Deferred income taxes                                                   214                385
                                                               -------------------------------------
Total current assets                                                    16,609             16,230

Property and equipment, net                                              2,322              2,272
Goodwill, net                                                            3,723              3,898
Deferred income taxes                                                    1,258              1,093
Cash and cash  equivalents  externally  restricted  under bond
indenture agreement                                                      2,445                  -
Other                                                                      155                126
                                                               -------------------------------------
Total assets                                                            $26,512            $23,619
                                                               =====================================


Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit                                             $3,946             $2,419
   Trade accounts payable                                                2,573              3,464
   Accrued compensation                                                    205                238
   Other accrued liabilities                                               347                813
   Customer deposits                                                     1,358              1,005
   Current portion of long-term debt                                       154                 62
                                                               -------------------------------------
Total current liabilities                                                8,583              8,001

Long-term debt                                                           2,519                163
                                                               -------------------------------------
Total liabilities                                                       11,102              8,164

Shareholders' equity:
    Preferred stock, no par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                    -                  -
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,392                              18,629             18,651
   Additional capital                                                      137                137
   Accumulated other comprehensive loss                                      -                  -
   Accumulated deficit                                                  (3,356)            (3,333)
                                                               -------------------------------------
Total shareholders' equity                                              15,410             15,455
                                                               -------------------------------------
Total liabilities and shareholders' equity                             $26,512             $23,619
                                                               =====================================

See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Operations (Unaudited)
                    (amounts in thousands, except per share)

                                                                        Three Months ended                  Nine Months ended
                                                                           September 30                       September 30
                                                                      2000              1999              2000             1999
                                                               ---------------------------------------------------------------------

Net sales                                                       $     10,398         $    8,945     $     30,190        $    25,332
Cost of sales                                                          7,385              6,071           21,493             17,488
                                                               ---------------------------------------------------------------------
Gross profit                                                           3,013              2,874            8,697              7,844

Operating expenses:
   Amortization of intangibles                                            68                 54              205                160
   Selling and marketing                                               2,042              1,925            5,984              5,344
   General and administrative                                            579                606            2,060              1,633
   Arbitration costs                                                       -                153              142                281
                                                               ---------------------------------------------------------------------
                                                                       2,689              2,737            8,391              7,418
                                                               ---------------------------------------------------------------------

Operating income                                                         324                137              306                426

Other (income) expense:
   Interest expense                                                      118                 41              356                130
   Minority interest                                                       -                  -              (12)                 -
   Other, net                                                              4                 (5)              (2)               (16)
                                                               ---------------------------------------------------------------------
                                                                         122                 36              342                114
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                        202                101              (36)               312

Income tax expense (benefit)                                              82                  -              (13)                 -
                                                               ---------------------------------------------------------------------
Net income (loss)                                               $        120       $        101     $        (23)      $        312
                                                               =====================================================================

Basic and diluted income (loss) per common share                       $ .03              $ .02           $ (.01)             $ .07
                                                               =====================================================================
Basic and diluted weighted average common shares outstanding           4,401              4,628            4,402              4,658
                                                               =====================================================================


See accompanying notes.

                             Open Plan Systems, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                     Nine Months ended
                                                                     September 30
                                                                 2000              1999
                                                           -----------------------------------

Operating activities
Net (loss) income                                            $         (23)    $         312
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
    Provision for losses on receivables                                219                26
   Depreciation and amortization                                       881               728
    Loss on sale of property                                             5                 3
   Deferred income taxes                                                 6                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                               313              (804)
     Inventories                                                      (868)             (263)
     Prepaids and other                                               (188)             (283)
     Trade accounts payable                                           (891)              703
     Customer deposits                                                 353                79
     Accrued and other liabilities                                    (499)              155
                                                           -----------------------------------
Net cash (used in) provided by operating activities                   (692)              656

Investing activities
Increase in cash and cash equivalents restricted
under bond indenture agreement                                      (2,445)                -
Purchases of property and equipment                                   (731)             (641)
                                                           -----------------------------------
Net cash used in investing activities                               (3,176)             (641)

Financing activities
Net borrowings on revolving line of credit                           1,527               460
Proceeds from borrowing on long-term debt                            2,500                 -
Notes payable issued                                                     -               225
Purchase of common stock                                               (22)           (1,073)
Issuance of common stock (net of expenses)                               -               400
Principal payments on long-term debt                                   (52)              (24)
                                                           -----------------------------------
Net cash provided by (used in) financing activities                  3,953               (12)
                                                           -----------------------------------
Increase in cash and cash equivalents                                   85                 3
Cash and cash equivalents at beginning of period                        13                 2
                                                           -----------------------------------
Cash and cash equivalents at end of period                 $            98    $            5
                                                           ===================================

Supplemental disclosures
Interest paid                                              $           356   $           130
                                                           ===================================
Income taxes paid                                          $           58    $            -
                                                           ===================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2000

1. Principles of Presentation

The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements included herein are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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


3. Inventories

Inventories are in two main stages of completion and consisted of the following (amounts in thousands):

                                                          September 30       December 31
                                                              2000               1999
                                                       -------------------------------------
                                                           (Unaudited)
Components and fabric                                           $5,002             $5,243
Jobs in process and finished goods                               3,728              2,619
                                                       -------------------------------------
                                                                $8,730             $7,862
                                                       =====================================


4. Income Taxes

The Company reported an effective tax rate of 36.1% for the first three quarters of 2000. The difference between the Company's effective tax rate and the statutory income tax rate for the third quarter and first three quarters of 2000 is due to permanent differences related to amortization of non-deductible intangible assets and state taxes. Utilization of net operating loss carryforwards resulted in no income tax expense for the third quarter and first nine months of 1999. Related deferred income tax assets were offset by a valuation allowance in the third quarter and first nine months of 1999.

5. Indebtedness

At September 30, 2000, the Company had outstanding borrowings of $3,946,000 on its $5,250,000 line of credit. The Company's availability on its line of credit was $1,304,000.

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

6. Comprehensive Income (Loss)

Comprehensive income for the quarter ended September 30, 2000 was $122,000. Comprehensive loss for the first nine months of 2000 was $23,000. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation gains and losses.

7. Repurchases of Common Stock The Company's Board of Directors has approved the repurchase of up to 100,000 shares of the Company's Common Stock. During the quarter ended September 30, 2000, the Company repurchased 11,000 shares of its Common Stock at an aggregate cost of $22,000.

8. Impact of Recently Issued Standards In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which is required to be adopted in years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which addresses the application of a limited number of Statement 133 issues. The Company plans to adopt this pronouncement effective January 1, 2001. Management does not anticipate that the adoption of Statement 133 will have a material effect on the Company's consolidated financial statements. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000, which did not have any effect on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Securities and Exchange Commission issued SAB 101B in June 2000 that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Thus, the Company will adopt SAB 101 in the fourth quarter of 2000. The Company is currently assessing the impact, if any, that SAB 101 may have on the Company's consolidated financial statements.

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


Results of Operations

     Net Sales. Sales for the three months ended September 30, 2000 were $10,398,000, an increase of approximately $1,453,000 or 16.2% versus the same period in 1999. Sales for the nine months ended September 30, 2000 were up $4,858,000 or 19.2% higher than the first nine months of 1999. The Company's existing sales offices and National Accounts group contributed the majority of the sales increases for the three and nine month periods. The Company's new offices in Mexico City and Indianapolis and the Company's introduction of a remanufactured Steelcase product contributed to greater sales in the third quarter.

     The Company also increased its sales order volume during the third quarter of 2000. It received orders of $11.5 million in the third quarter of 2000 up from the $10.0 million in orders booked during the third quarter of 1999. Additionally, the Company's order backlog at the end of September 2000 of $6.3 million was up $2 million from September 1999 levels.

     For the remainder of the year, the Company anticipates continued improved productivity and sales increases from its existing branch office network and its new sales offices. The Company will selectively add sales people to key target markets while it continues to build market share. The National Accounts business has been strengthened by repeat business from several Fortune 500 companies.

     Gross Margin. The gross margin decreased to 29.0% in the third quarter of 2000 from 32.1% in the third quarter of 1999. For the first nine months of 2000, the Company's gross margin of 28.8% is less than the 31.0% for the comparable period in 1999. The Company's gross margin during the third quarter of 2000 was impacted negatively by costs to expand the capacity at the Richmond facility. This included the addition of new personnel and resources to handle the additional sales volume the Company has been generating. Additionally, the gross margin was impacted by increased discounting pressure in certain markets. The Company anticipates that discounting pressure will moderate due to price increases by several of the Company's competitors. The Company is pursuing avenues to improve its production and shipping activities to reduce costs and to continue to improve quality.

     The Company anticipates that margins for the fourth quarter will improve due to less discounting pressure and reduced level of overhead in relation to sales as the sales volume continues to increase.

     Operating Expenses. The Company's selling and marketing expenses increased by $117,000 to $2,042,000 from the $1,925,000 reported in the third quarter of 1999. For the nine months ended September 30, 2000, the Company increased selling and marketing expenses by $640,000 to $5,984,000. While the Company's selling and marketing expenses increased during the third quarter and nine months ended September 30, 2000, as a percentage of sales these expenses decreased to 19.6% and 19.8% of sales, respectively, from the 21.5% and 21.1% reported in 1999. The Company believes that these expenses as a percentage of total revenues will continue to decrease as the Company's investments in new sales personnel and offices should increase revenues at a faster rate than expenses.

     General and administrative expenses decreased to $579,000 in the third quarter of 2000 from the $606,000 reported in the third quarter of 1999. The Company reported a $427,000 increase in general and administrative expenses for the first nine months of 2000. The decrease for the third quarter is due to tighter cost controls and reduced spending related to personnel reductions offset somewhat by an increase in the Company's bad debt reserves. The increase for the nine months is due primarily to a $100,000 increase in the allowance for doubtful accounts related to a dealer who went out of business and severance charges in the general and administrative area of approximately $100,000 taken in the second quarter. The Company expects that the level of general and administrative expenses will be below budgeted amounts for the remainder of the year.

     Other Non-Operating Income and Expense. Total other expense increased to $122,000 for the third quarter of 2000 versus $36,000 for the third quarter of 1999. These expenses increased to $342,000 in the first nine months of 2000 from the $114,000 reported for the comparable period of 1999. The primary reason for the increase in the third quarter and nine months is related to higher borrowing levels necessitated by the final settlement of legal matters with former officers of the Company. Additionally, the increase is related to the Company increasing its borrowings on the line of credit facility during the fourth quarter of 1999 and early 2000 to pay for the stock repurchased from a former officer of the Company. Finally, the Company paid a termination charge related to its former bank in the second quarter of 2000 but anticipates that the termination fees will be recouped through lower interest rates over the next year.

     Income Taxes. In the third quarter and first nine months of 2000, the Company recorded tax expense (benefits) at a rate equal to its expected tax rate for the year. The Company anticipates that its effective tax rate will exceed 60% for the final quarter of 2000. Utilization of net operating loss carryforwards resulted in no income tax expense for the first nine months of 1999. In 1999, related deferred income tax assets were offset by a valuation allowance.

     Liquidity and Capital Resources

     Inventories. Inventories at September 30, 2000 increased by $868,000 compared to inventories at the end of 1999. This increase was due to additional inventories needed to support the Company's new Mexican operations and inventory needed to support higher sales volumes. The Company anticipates that these levels will decrease somewhat over the remainder of the year.

     Accounts Receivable. Accounts receivable decreased by approximately $532,000 at September 30, 2000 from December 31, 1999. This decrease is directly related to the improvement in the Company's Days Sales Outstanding (DSO) offset by higher volume levels. DSO decreased to 57 days at September 30, 2000 from 66 days at December 31, 1999. The Company anticipates that increases in accounts receivable due to higher sales volumes will be moderated by continued improvements in DSO.

     Other Assets. Other assets increased by approximately $2,500,000 as the Company escrowed the proceeds of the Lansing facility Industrial Revenue Bonds.

     Property & Equipment. The Company increased its property and equipment by $50,000 during the first nine months of 2000. The majority of the increase was due to the purchase of land for the new Lansing production facility. The Company anticipates the Lansing facility costs to be approximately $2,500,000, or the amount of the bond proceeds. The Company expects its other capital expenditures will not exceed depreciation for the remainder of the year.

     Long-term Debt and Revolving Line of Credit. The Company's long-term debt increased by approximately $2,500,000 in the first nine months of 2000 due to issuance of the Lansing facility Industrial Revenue Bonds. Additionally, the Company increased the borrowings on its line of credit due primarily to reductions in accounts payable from year end and final payment of approximately $500,000 related to settlement of an arbitration with former officers of the Company. The Company anticipates that its line of credit balance will decrease over the remainder of the year.

     Stock Repurchase Program. During the first quarter of 2000, the Company announced a stock repurchase program for up to 100,000 shares of the Company's stock. As of November 1, 2000, the Company had acquired 25,500 shares under this program.

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

                             OPEN PLAN SYSTEMS, INC.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Not Applicable


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

                           Not Applicable

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



                                                         OPEN PLAN SYSTEMS, INC.
                                                      --------------------------
                                                            (Registrant)



Date:      November 14, 2000                               /s/ John L. Hobey
                                                      --------------------------
                                                              John L. Hobey
                                                         Chief Executive Officer



Date:      November 14, 2000                               /s/ Neil F. Suffa
                                                      --------------------------
                                                         Neil F. Suffa
                                            Chief Financial & Accounting Officer

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX


           Exhibit No.         Description
           ------------------- ------------------------------------------------------------------------

           11                  Statement Re: Computation of Per Share Earnings

           27                  Financial Data Schedule (filed electronically only)

                             OPEN PLAN SYSTEMS, INC.

          EXHIBIT 11 - Statement Re: Computation of Per Share Earnings



                                                             Three Months Ended                      Nine Months Ended
                                                                September 30                           September 30
                                                          2000                1999               2000                1999
                                                   -------------------------------------------------------------------------------
                                                                                                                           >

Weighted average shares outstanding during the
   period                                                    4,401               4,627              4,402               4,657

Assumed exercise of options less assumed
   acquisition of shares                                         -                   1                  -                   1
                                                   -------------------------------------------------------------------------------
Total                                                        4,401               4,628              4,402               4,658
                                                   ===============================================================================

Net income (loss) used in computation (in
   thousands)                                        $         120       $         101      $         (23)      $         312
                                                   ===============================================================================

Income (loss) per common share                       $         .03       $         .02      $        (.01)      $         .07
                                                   ===============================================================================