Form 10-K
period 2000-12-31
OPEN PLAN SYSTEMS INC
filed 2001-05-23
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20743

                             OPEN PLAN SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                         54-1515256
      (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

    4299 Carolina Avenue, Building C
           Richmond, Virginia                                       23222
(Address of Principal Executive Offices)                         (Zip Code)

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
                                                           Yes         No   X
                                                               -----      -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price for the Common Stock as reported by the Nasdaq Stock Market on May 11, 2001 the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,343,082.

         The number of shares of Common Stock outstanding as of May 11, 2001 was 4,337,391.

                                TABLE OF CONTENTS


                                     PART I

                                                                                            Page
                                                                                            ----
Item 1.      Business......................................................................   1

Item 2.      Properties....................................................................   7

Item 3.      Legal Proceedings.............................................................   8

Item 4.      Submission of Matters to a Vote of Security Holders...........................   8


                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........   9

Item 6.      Selected Financial Data.......................................................  11

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................  12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................  23

Item 8.      Financial Statements and Supplementary Data...................................  24

Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................................  46


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant............................  47

Item 11.     Executive Compensation........................................................  49

Item 12.     Security Ownership of Certain Beneficial Owners and Management................  53

Item 13.     Certain Relationships and Related Transactions................................  56

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............  57


                                     PART I

ITEM 1.      BUSINESS

         Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company remanufactures and markets modular office Work Stations. The Company operates remanufacturing facilities in Richmond, Virginia and Lansing, Michigan.

The Office Furniture Industry

         The trend in the office furniture industry for the past 25 years has been away from a simple desk and file design to a sophisticated Work Station design because of the flexibility and productivity advantages that such Work Stations provide. Work Stations have become more sophisticated as the usage of computers and telecommunications equipment has increased in modern offices.

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

         The business of remanufacturing Work Stations grew steadily during the 1990's and is expected by the Company to continue to grow in the 2000's. The Company believes this growth is principally due to the greater availability of high quality remanufactured Work Stations at prices below manufacturers' retail list prices for new Work Stations, thereby providing end-users with substantial value. In addition, the growth of the remanufacturing business has been assisted by the increased availability of used Work Stations for remanufacturing. Used Work Stations have become more readily available in recent years due to an increased base of installed Work Stations and corporate events such as mergers, acquisitions, divestitures, downsizings and relocations. The adoption of recycling programs or policies by businesses has also been a major factor leading to increased demand for remanufactured Work Stations.

Overview of the Company's Operations

         The Company's primary business is the remanufacture of modular office Work Stations. The Company purchases used Work Stations from end-users, brokers and dealers and transports the Work Stations to its facilities in Richmond, Virginia and Lansing, Michigan. The Work Stations are disassembled, inventoried by usable component parts and stored. The Company then restores the used Work Stations through the remanufacturing process to meet specific customer needs. Remanufacturing typically includes sanding, painting, laminating, reupholstering and updating electrical components.

         The Company's design staff works with customers to optimize use of available office space through customized space plans. Customers are able to choose from among several colors of paint, over 300 unique laminates and over 1,000 different fabrics. After the initial sales call, the Company responds, typically within 72 hours, to the customer's needs with a proposal which includes a computer aided design of the space, the number of Work Stations and the cost. The Company has the ability to generate proposals at the customer's site using a personal computer or, in the case of complex designs, proposals are developed by the Company with its group of in-house designers. Once a purchase order is received, the fabric selected by the customer is applied to the panels, and the various components of the Work Stations are assembled for shipping. The Work Stations sold by the Company's direct sales force are installed at the customer's offices by the Company's employees or by approved outside installers providing the Company with control over the entire process. The Company's inventory of disassembled component parts generally permits shipping within two to four weeks of receiving a purchase order, depending on the product and the selected fabrics. The Company believes that its ability to provide high quality Work Stations at discounted prices, coupled with its emphasis on superior customer service through its design staff and Company trained or approved installers, gives it a competitive advantage over manufacturers and other remanufacturers of Work Stations.

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

         The Company sells Work Stations primarily through 15 Company-owned direct sales offices. The Company believes that each of the 50 largest metropolitan areas of the United States will support a sales office. In marketing its products, the Company utilizes several innovative programs, including its asset banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases. Additionally, the Company sells products through certain authorized dealers throughout the country.

Products

         The Company's principal products are remanufactured Herman Miller, Haworth and Steelcase Work Stations. The Company first began remanufacturing and selling remanufactured Steelcase Work Stations during 2000 with the product rollout at NeoCon, a trade show, in June, 2000.

         The Company believes that its Work Stations offer significant advantages over the traditional desk, free-standing file and permanent drywall office layout. Work Stations enable businesses to house more people in a given area, while still providing adequate amounts of space per person, because Work Stations combine moveable panels, work surfaces, storage units, lighting and electrical distribution into a single integrated unit. The end result is less square feet of office space per worker and, therefore, lower facility costs per employee.

         Work Stations often are acoustically treated to provide conversational privacy required by closer quarters. Because Work Stations usually are lower than ceiling height, lighting, heating, ventilation and air conditioning are not confined to individual spaces, allowing distribution among more workers which reduces building operating costs. Work Stations incorporate electrical circuitry necessary to operate today's computers and telecommunications equipment. The Company's Work Stations meet the safety standards established by Underwriters Laboratories. The Company believes it is one of only a very few remanufacturers whose Work Station components are listed with Underwriters Laboratories.

         The Company customizes its Work Stations to accommodate specific job functions. The Company offers its Work Stations with or without power access in a variety of panel heights, widths, paint colors and fabrics. Work surfaces, drawer and file pedestals, storage components and accessories are offered with various size and finish options.

         The core of the Work Station is a panel two inches thick with widths varying from 12 inches to 60 inches. Panel heights vary from 34 inches to 96 inches. The panel frame may be covered with a laminated surface or, most frequently, fabric over an acoustical batting to which removable, slotted steel side rails and top caps are attached to accommodate the customized interconnection of panels and the hanging of work surfaces or other components. Electrical outlets and space for telephone and computer cables are provided by removable raceways of metal and plastic attached at the base of the panel. The Company also sells certain products which allow telephone and computer cables to be mounted at worksurface height.

         In addition to Work Stations, the Company also sells new office chairs, desks and other office furniture products purchased from pre-selected strategic partners. These products typically are drop shipped directly from the vendor to the Company's customer, with the Company rarely taking possession of these products. The Company continues to develop relationships and partnerships with its vendors to enhance the quality and cost-effectiveness of these products.

Inventory

         The number of installed Work Stations has increased steadily over the past 25 years and is now believed to exceed 30 million. The gradual aging of this installed base of Work Stations has resulted in the increased availability of used Work Stations for remanufacturing. The Company continuously seeks opportunities to purchase used Work Stations throughout the United States through competitive bids or private negotiations with end-users, brokers and dealers.

         Manufacturers of new Work Stations have developed trade-in programs to assist their dealers in encouraging their customers to purchase their most current products. Trade-ins also have been used to entice customers of dealers and manufacturers to trade-in a competitor's Work Stations for new Work Stations. While each manufacturer has a slightly different approach to the trade-in market, these manufacturers typically contact a list of brokers or remanufacturers, such as the Company, to solicit the highest bid for the entire inventory.

         At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its facilities where the Company determines whether the specific parts should be cleaned and sold as part of its "As Is" sales program or stored as inventory and subsequently remanufactured and sold. The Company strives to ship all of its customers' orders within four weeks or less. The Company has initiated a two week lead time program to accommodate shorter lead times from customers that will use a limited selection of fabrics and laminates. The Company also has the ability to purchase certain strategic new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts. The Company believes its ability to acquire, on an opportunistic basis, used Work Stations at attractive prices and hold them for future sale gives it a competitive advantage over other remanufacturers with less capital.

Distribution

         Sales Offices. The Company currently operates 15 sales offices, located in the metropolitan areas of Richmond, Washington D.C., Atlanta, Nashville, Chicago, New York, Philadelphia, Raleigh, Norfolk, Cincinnati, Lansing, Detroit, Indianapolis, Boston and Mexico City, Mexico. The Company's sales offices in Indianapolis and Mexico City were opened in 2000, and the Company's sales office in Boston was opened in the first quarter of 2001. The Company believes that marketing and distributing its Work Stations through a direct sales force located in geographically dispersed sales offices gives it a competitive advantage over independent remanufacturing competitors who typically are local companies with limited sales and distribution capacity outside of their immediate market area. Approximately 90% of the Company's sales historically have been made to end-users by the Company's own sales representatives. In 2001, the Company intends to continue its focus on improving the performance of its existing sales offices.

         Marketing and distributing its Work Stations through its own sales staff provides the Company with several distinct advantages. It eliminates the costs and additional price mark-up associated with wholesale distribution, it enables the Company to retain direct control and oversight of its products and the selling process, and it permits the Company to control the delivery of quality design and installation services to each customer.

         Dealer Network. In addition to its own sales staff, the Company maintains a dealer network in those markets that are not sufficiently developed to support a sales office or in larger markets to supplement the efforts of the direct sales force. The dealer network allows the Company to market Work Stations on a cost-effective basis to a larger number of businesses than may be reached by the Company's sales representatives. Approximately 10% of the Company's sales historically have been made through dealers. The Company believes that its limited dealer network complements its strategy of expanding revenues through its own sales offices. All dealer agreements are non-exclusive and may be terminated at any time.

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

Sales and Marketing

         General. The Company's sales and marketing strategy relies primarily upon offering quality products at competitive prices and providing superior customer service. Each sales office advertises through direct mail, newspapers, business magazines and journals. The Company often uses booth displays at trade shows for national organizations of purchasing managers, facility managers, interior designers, architects and local business groups. The Company is firmly committed to advertising as the Company's primary marketing strategy and constantly re-evaluates the most efficient means of reaching prospective customers.

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

         Asset Banking. The Company developed its Asset Banking program in 1994 as a means to offer additional services to larger middle market and Fortune 500 businesses who reconfigure, dismantle and warehouse large quantities of Work Stations as an ongoing part of their operations. The Asset Banking program allows businesses to trade-in used Work Stations by "depositing" them with the Company in exchange for a "credit" toward future purchases of the Company's remanufactured Work Stations. Work Stations "deposited" by customers become part of the Company's inventory of used Work Stations that can be remanufactured. When a business with a "credit" chooses to purchase Work Stations at then-prevailing prices, the customer can make a complete or partial "withdrawal" from its account to pay for the Work Stations. The effect of the program is to make a customer's used Work Stations renewable assets. The program eliminates the customer's inventory, storage and maintenance costs for Work Stations not in use, while at the same time positioning the Company for a future sale and increasing the Company's inventory which can be immediately remanufactured and sold. The Company also provides value-added services, such as design and project management, without charge to the customer to enhance the attractiveness of the program. The Company is currently able to offer both Herman Miller and Haworth Work Stations in the program and anticipates adding Steelcase Work Stations to the program.

         Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking." The GSA program was a solid contributor to 2000 sales volume and the Company believes that it can continue to expand this program.

         Rental Program. The Company's rental program offers an alternative to ownership of Work Stations. Under the rental program, the Company rents Work Stations for a minimum term of six months. Rates charged by the Company vary with the term of the rental, with higher rates being charged for shorter terms. Rent payments typically are due monthly from customers during the term of the rental. Upon expiration of the term of the rental, the Work Stations are returned to the Company and can be rented again or remanufactured and sold. The rental program is an attractive alternative for those customers with capital spending constraints. In addition, customers who wish to evaluate long-term furniture requirements are able to defer a commitment to purchase Work Stations while meeting their short-term requirements for office furniture. The rental program has not contributed significantly to the Company's past revenues due to the limited number of rentals which have occurred to date under the program.

Customers

         The Company's customers range from small businesses to Fortune 500 companies. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 2000, the largest customer accounted for less than 5% of sales. The loss of any one customer would not have a material adverse effect on the Company.

Competition

         The Company experiences intense competition in both the purchase of used Work Stations and the sale of remanufactured and "as is" Work Stations. In purchasing used Work Stations, the Company competes with manufacturers, dealers, brokers and other remanufacturers. The competition between remanufacturers, manufacturers and dealers generally takes place in connection with trade-ins by end-users of used Work Stations for new Work Stations. Brokers typically purchase used Work Stations for resale to end-users and customers which may include the Company, while other remanufacturers generally purchase Work Stations for their own remanufacturing activities.

         The Company also competes with manufacturers, dealers, brokers and other remanufacturers in the sale of its remanufactured and "As Is" Work Stations. Competition is primarily based upon price, delivery time, design, quality and customer service. Certain manufacturers, such as Steelcase, remanufacture their own brand of used Work Stations for resale to customers. These manufacturers and their dealers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its direct sales force, pricing, customer service and commitment to reusing product. However, manufacturers and dealers of new Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers and ready access to component parts. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage.

         The Company believes it is the largest independent remanufacturer of Work Stations in the United States based on gross revenues. Unlike most independent remanufacturers, which are typically local operations serving a single city or metropolitan area from a single sales office, the Company is able to compete effectively in many markets through its distribution channels. The Company also believes that its remanufacturing services are more comprehensive than the services provided by most other remanufacturers. Many remanufacturers provide minor repair services, but lack the personnel, equipment and facilities necessary to remanufacture Work Stations completely. The Company's production facilities include all of the equipment required to produce remanufactured Work Stations including sanding, painting, drying, woodworking and reupholstering equipment.

Intellectual Property

         The Company is the owner of a service mark for "Open Plan Systems" registered with the United States Patent and Trademark Office. The Company has applied for trademarks on "Sustainable Office Systems," "Sustainable Office Services" and "Common Sense at Work."

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

Seasonality and Backlog

         The Company currently has no discernable pattern of seasonality. Because the Company typically ships Work Stations within four weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers during that quarter. As a result, the

Company's revenues and profits are difficult to predict and may fluctuate from quarter to quarter. The Company typically does not have any significant backlog of customer orders because it generally ships products within four weeks of receipt of an order.

Employees

         As of December 31, 2000, the Company had 227 full time employees. The Company also had two part time employees. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

Government Regulation

         The Company's operations are subject to a variety of federal, state and local environmental laws and regulations including those which limit the discharge, storage, handling and disposal of hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints and solvents. Management believes that the Company is in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance in the future cannot be determined. Regulations implementing the federal Clean Air Act, as amended in 1990, may require reduced emissions of volatile organic compounds and hazardous air pollutants, including certain emissions resulting from the Company's use of paints and solvents in the remanufacturing process. As a result, the Company may be required to install emission controls or to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. The furniture industry and its suppliers are attempting to develop water-based paint and finishing materials to replace commonly-used organic-based paints and finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements or estimate the cost of compliance.

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


ITEM 2.      PROPERTIES

         The Company leases 180,000 square feet of space at its facility in Richmond, Virginia and 91,000 square feet of space at its facility in Lansing, Michigan. The Richmond lease expires in July 2002. The Company subleases approximately 36,000 square feet at its Richmond facility. The Lansing lease expired in September 2000, and the Company now leases its Lansing facility on a month-to-month basis pending completion of a new 70,000 square foot facility in Lansing. The new facility is expected to be completed in the Summer of 2001. The new facility is being financed by $2,500,000 variable rate limited obligation revenue bonds (Open Plan Systems, Inc. Project), Series 2000 of the Michigan Strategic Fund. The bonds will be redeemed on the following schedule: $100,000 on June 1st in years 2001 through 2007, $200,000 on June 1st in years 2008 through 2013, and $300,000 on June 1st in years 2014 and 2015.

         The Company also has other leases for its sales offices throughout the jurisdictions in which it operates. The Company owns substantially all of its equipment, including office and manufacturing equipment. The Company believes that its properties are maintained in good operating condition and are suitable for their purposes.


ITEM 3.      LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or pertaining to any of its properties.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
             MATTERS

         Market for Common Stock. The Company's Common Stock has been listed on the Nasdaq National Market under the symbol "PLANE" since April 26, 2001. Prior to that time, the Common Stock was listed on the Nasdaq National Market under the symbol "PLAN."

         On April 24, 2001, the Company received a Nasdaq Staff Determination notifying the Company that the Common Stock is scheduled to be delisted from The Nasdaq Stock Market. The Staff Determination was based on the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 2000 in a timely manner, as required by Nasdaq's continued listing requirements. On April 30, 2001, the Company requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and to stay the delisting pending the issuance of a written determination following the hearing. In order to more fully address the issues raised by the Staff, however, the Company subsequently requested that the hearing be changed to an oral hearing to be held on May 25, 2001. The Staff granted the Company's request. As a result of the failure to file the Form 10-K in a timely manner, Nasdaq has appended an "E" to the Company's trading symbol, indicating a lack of compliance with the Securities and Exchange Commission requirements.

         On May 3, 2001, the Company received a notification from the Staff that its Common Stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days as required by Nasdaq's continued listing requirements. The notification provided the Company until August 1, 2001 to regain compliance with this requirement. On May 15, 2001, the Company received further notification from the Staff that its Common Stock had failed to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive trading days as required by Nasdaq's continued listing requirements. The notification provided the Company until August 13, 2001 to regain compliance with this requirement. The Company does not currently satisfy either of these requirements.

         In the event of delisting from The Nasdaq Stock Market, the Company expects that the Common Stock would be eligible for trading on the OTC Bulletin Board provided the Company is current with respect to its filings with the Securities and Exchange Commission; however, there can be no assurance that there will be a market maker for the Company's securities or that an active market will develop or be maintained on the OTC Bulletin Board.

         The following table shows, for the periods indicated, the high and low closing sales prices per share for the Common Stock as reported by the Nasdaq National Market.

Calendar Year                                                     High      Low
-------------                                                     ----      ---

     1999
         First Quarter ..........................................$ 2.92   $ 2.12
         Second Quarter..........................................$ 3.13   $ 2.25
         Third Quarter...........................................$ 2.50   $ 2.00
         Fourth Quarter..........................................$ 2.44   $ 2.00

     2000
         First Quarter ..........................................$ 2.88   $ 1.28
         Second Quarter..........................................$ 2.19   $ 1.63
         Third Quarter...........................................$ 2.13   $ 1.50
         Fourth Quarter..........................................$ 2.00   $ 1.50

         As of May 11, 2001, there were approximately 83 holders of record of the Company's Common Stock.

         Dividend Policy. Since the Company's initial public offering in 1996, the Company has not declared or paid any cash dividends or distributions on its common stock. The Company currently intends to retain earnings of the Company to support operations and to finance expansion and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company's debt agreements prohibit the payment of dividends without the consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" with respect to the Company's ability to pay dividends. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.      SELECTED FINANCIAL DATA

         The following table presents selected financial data for the Company for each of the five years in the period ended December 31, 2000. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Year Ended December 31                                   2000         1999         1998          1997         1996
----------------------                                   ----         ----         ----          ----         ----
(in thousands, except per share amounts)
Statement of Operations Data
Net sales.......................................       $42,675       $35,058      $33,676      $31,968        $22,398
Cost of sales...................................        33,158        24,332       25,765       23,593         15,160
                                                     ------------------------------------------------------------------
Gross profit....................................         9,517        10,726        7,911        8,375          7,238
Operating expenses:.............................
Amortization of intangibles.....................           274           213          275          275             70
Selling and marketing...........................         8,144         7,336        7,220        6,524          3,410
General and administrative......................         3,395         2,529        2,811        2,607          1,584
Arbitration costs...............................           142         1,067            -            -              -
Operational restructuring.......................             -             -        1,290            -              -
                                                     ------------------------------------------------------------------
Total operating expenses........................        11,955        11,145       11,596        9,406          5,064
                                                     ------------------------------------------------------------------
Operating (loss) income.........................        (2,438)         (419)      (3,685)      (1,031)         2,174
Interest expense................................           446           201          236           70            141
Other (income) expense, net.....................            52           (24)          12          (84)          (284)
                                                     ------------------------------------------------------------------
(Loss) income before income taxes...............        (2,936)         (596)      (3,933)      (1,017)         2,317
(Benefit) expense for income taxes (1)..........         1,571        (1,378)           -         (269)           376
                                                     ------------------------------------------------------------------
Net (loss) income (2)(3)........................       $(4,507)         $782      $(3,933)       $(748)        $1,941
                                                     ==================================================================

Pro Forma Data (4)
Pro forma income before income taxes............                                                               $2,317
Pro forma provision for income taxes............                                                                  930
                                                                                                           ------------
Pro forma net earnings..........................                                                               $1,387
                                                                                                           ============
Income (loss) per share.........................       $(1.03)          $.17       $(.86)       $(.17)             --
                                                     ==================================================================
Pro forma net earnings per share................                                                                 $.38
                                                     ==================================================================
Diluted weighted average shares outstanding.....         4,395         4,594        4,582        4,472          3,676
                                                     ==================================================================

Balance Sheet Data
Working capital.................................         4,722         8,229        9,517       11,765         13,272
Total assets....................................        23,332        23,619       20,005       26,314         23,710
Long-term debt .................................           227           163            -            -            304
Shareholders' equity............................        10,803        15,455       15,346       20,043         20,791

_____________

(1) The effect of establishing a valuation allowance against net deferred tax assets in the fourth quarter of 2000 resulted in a net expense for income taxes of approximately $1.6 million. (See Note 8.) See Note 13 of the Notes to consolidated financial statements for information on fourth quarter 2000 adjustments relating to inventory and other items.

(2) Net income for 1999 includes the impact of arbitration costs of $1.1 million in connection with a dispute with former officers of the Company.

(3) Net income for 1999 includes the effect of the reversal of the valuation allowance against net deferred tax assets of $1.3 million.

(4) The pro forma income data reflects a provision for income taxes as if the Company's earnings had been subject to federal and state income taxes as a regular corporation for 1996. Pro forma earnings per common share are based on the weighted average common shares outstanding increased by the 270,000 shares of common stock deemed to be outstanding, which represents the approximate number of common shares deemed sold by the Company at the initial public offering of $10 per share to fund the final S-Corporation distribution of $2,695,000 to the Company's shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delay in Completion of 2000 Audit

         Reasons for the Delay. In the process of preparing the Company's financial statements for the year ended December 31, 2000, the Company's management and its independent auditors determined that certain balance sheet accounts, including, but not limited to, inventory, accounts receivable and cash, had not been periodically reconciled to subsidiary records so as to permit the timely preparation of year end financial statements. The fiscal 2000 year end closing process and the subsequent time consuming task of reconciling these accounts were further complicated by the unexpected departures of the Company's Chief Financial Officer and Controller in December 2000 and its Assistant Controller in March 2001.

         As a result of the Chief Financial Officer and Controller's departure, the Company was left at year end 2000 without the continuity customarily provided by a key member of its financial management team. The departure of the Company's Assistant Controller during the process of resolving the recordkeeping issues and preparing financial statements caused further delay as the Company then had to recruit and hire two outside experienced financial consultants to assist in the year end closing process and the preparation of the Company's Form 10-K for the year ended December 31, 2000. The absence of employees familiar with the Company's operations, information systems, banking arrangements and accounting transactions for the year severely hampered the Company's ability to quickly address the accounting deficiencies and to complete customary year end closing procedures.

         The various delays caused by the time consuming task of resolving the recordkeeping issues and by the turnover in financial personnel during the year end closing and audit process led to the filing of the Form 10-K after its due date. Furthermore, the Company's Form 10-Q for the three months ended March 31, 2001 has not yet been filed. As a result of the late filing of the Form 10-K, the Company received a Nasdaq Staff Determination notifying the Company that its Common Stock was scheduled to be delisted from The Nasdaq Stock Market. The Company has requested a hearing and stayed the delisting until May 25, 2001. For further information on the delisting proceedings, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

         Accounting Deficiencies and Adjustments. The Company's senior management and the Audit Committee of the Board of Directors have been advised by the Company's independent auditors that because of the lack of experienced financial and accounting personnel as a result of the turnover at the Company and the Company's inability to reconcile accounts in a timely manner, there exists a material weakness in the Company's internal controls and procedures. Certain weaknesses in the Company's inventory cost accounting and management information systems and inventory procedures also contributed to the accounting difficulties.

         No evidence of misappropriation of funds or other malfeasance has been discovered by senior management or financial consultants retained by the Company.

         During the fourth quarter of 2000, the Company recorded charges (on a pretax basis) of approximately $3.0 million. The largest of these charges relates to inventory adjustments (recorded in cost of sales) of approximately $2.4 million caused by book to physical variances resulting from physical inventory observations as well as the write-off of certain obsolete and slow-moving inventory items. The remainder of these charges relates to increases in the allowance for doubtful accounts of $220,000 as well as various adjustments required by year-end accounting reconciliations and other matters. The Company has recorded these charges in the fourth quarter of 2000, as it cannot determine the amount of charges applicable to preceding interim periods.

         In connection with the fiscal 2000 year end closing process, certain weaknesses were discovered in the Company's inventory systems and related procedures that may require replacement or upgrading of the Company's inventory cost accounting and management information systems and additional training of personnel. These system and procedural weaknesses led to the Company performing an additional physical inventory count at March 31, 2001 to assist in determining year end inventory balances.

         Also, the Company discovered that monthly cash account reconciliations had not been adequately performed during 2000. In addition, the Company had changed banks and bank accounts twice during the year, and the linkages between the Company's general ledger cash accounts and its bank accounts were insufficiently structured. Accordingly, a $269,000 aggregate cash adjustment was recorded as a part of the $3.0 million in charges taken in the fourth quarter of 2000. The Company has performed cash account reconciliations for the months of January, February and March 2001.

         Remedial Actions. The Board of Directors of the Company has taken and intends to take appropriate remedial actions to assure that the accounting difficulties encountered during 2000 are resolved. In the short term, as discussed above, two experienced financial consultants were retained by senior management and the Board of Directors to provide full time interim financial assistance, including assisting in the completion of the financial statements for 2000 and the first quarter of 2001. At the direction of the Audit Committee, these consultants have reinstituted proper accounting reconciliation procedures. Continued enforcement of such procedures should prevent a reoccurrence of the recordkeeping problems experienced in 2000. In addition, with respect to inventory, the Audit Committee expects to review and evaluate the inventory cost accounting and management information systems, as well as related procedures, and make recommendations to the Board of Directors. The Board of Directors intends to effect any necessary improvements to such systems and procedures as soon as practicable. In the interim, in order to mitigate additional problems, quarterly physical inventory counts have been implemented, beginning with the quarter ended March 31, 2001. Finally, the Company is actively searching for a permanent Chief Financial Officer and Controller to fill current vacancies. Until such positions are filled, the Audit Committee is taking an enhanced oversight role in the financial management of the Company in order to assure that internal controls and procedures are followed.

Results of Operations

              Comparison of Years Ended December 31, 2000 and 1999

         Net Sales. Net sales for the year ended December 31, 2000 increased to $42.7 million from $35.1 million for the year ended December 31, 1999, an increase of 21.7%. The increased volume was the result of continuing demand for remanufactured office systems, increased sales at nine of the Company's 12 sales offices open more than one year and sales contributions from offices opened during 2000 in Indianapolis and Mexico City, Mexico. Sales to the Company's GSA and National Accounts customers also contributed to the increased 2000 sales. The Company's sales strategy remains focused on a direct sales force in those markets of sufficient potential to justify the investment required, supplemented by dealer sales in other markets. The Company's sales office in Boston was not opened until the first quarter of 2001 and, accordingly, did not contribute to sales in 2000.

         Although net sales have increased steadily over the past few years, management believes that the recent slowing of the economy may have precipitated a softening of the market for office furniture which, if it persists, is likely to have an adverse impact on net sales during 2001. At this time, management is unable to predict the length of time or the extent to which such softening of the market will affect the Company.

         Gross Margin. The Company's gross margin decreased from $10.7 million or 30.6% for the year ended December 31, 1999 to $9.5 million or 22.3% for the year ended December 31, 2000. The lower gross margin in 2000 was caused by book to physical variances resulting from physical inventory observations as well as the write-off of certain obsolete and slow-moving inventory items totaling approximately $2.4 million in the fourth quarter (see Note 13) and production inefficiencies as production was quickly ramped up during the summer of 2000 to support the Company's new sales offices. The Company continues to work to optimize the economic trade-off in utilizing re-manufacturing versus new components in its Work Stations. Additionally, the Company is continuing to focus on its quality management process to reduce costs associated with nonconformance to customer requirements.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 11.0% to $8.1 million for the year ended December 31, 2000 from $7.3 million for the year ended December 31, 1999. This increase is largely due to the opening of new sales offices in Indianapolis and Mexico City, Mexico and additions to the sales staff in the Company's existing sales offices. Selling and marketing expenses as a percentage of sales decreased from 20.9% in 1999 to 19.2% in 2000.

         General and Administrative Expenses. General and administrative expenses increased by 36.0% to $3.4 million for the year ended December 31, 2000 from $2.5 in the year ended December 31, 1999. This increase was primarily due to the start-up of the Mexico City, Mexico operation and the opening of new sales offices during the year. General and administrative expenses as a percentage of sales increased from 7.2% in 1999 to 8.0% in 2000.

         Other Income and Expenses. Total other expenses increased from $177,000 for the year ended December 31,1999 to $498,000 for the year ended December 31, 2000. This increase was due to an increase in outstanding borrowings on the Company's line of credit, fees related to changing banking relationships from the Company's former bank to the Company's current bank and increased interest expense associated with the issuance of the Industrial Revenue Bonds to fund the construction of the Company's new Lansing, Michigan production facility (see
Note 6 of the Notes to consolidated financial statements).

         Income Taxes. Prior to 1999, as a result of operating losses and the uncertainty of the realization of the potential tax benefits of future deductions, the Company did not recognize potential income tax benefits of approximately $1.3 million. During the last quarter of 1999, the Company determined that it was more probable than not that these tax benefits would be realized and reversed the valuation allowance associated with the income tax benefits. However, during the fourth quarter of 2000, as a result of operating losses and the uncertainty of the realization of potential tax benefits of future deductions, the Company offset potential income tax benefits of approximately $2.5 million with a valuation allowance resulting in a net expense for income taxes of approximately $1.6 million. The Company will reevaluate the potential realizability of net deferred tax assets in future periods. (See Note 8 of the Notes to consolidated financial statements for additional information.)

         Net Income (Loss). The net loss for the year ended December 31, 2000 was $4.5 million versus net income of $782,000 for the year ended December 31, 1999. The net loss in 2000 was due principally to losses associated with the opening of new sales offices, $3.0 million in fourth quarter charges (see Note
13) and the establishment in the fourth quarter of a $2.5 million valuation allowance related to deferred tax assets associated with potential income tax benefits resulting in a net expense for income taxes of approximately $1.6 million.

              Comparison of Years Ended December 31, 1999 and 1998

         Net Sales. Net sales for the year ended December 31, 1999 increased to $35.1 million from $33.7 million for the year ended December 31, 1998, an increase of 4.2%. The increased volume was the result of continuing demand for remanufactured office systems and increased sales at 10 of the Company's 12 sales offices. During 1998, three sales offices were closed as part of the operational restructuring recorded in the second quarter and discussed in detail below. The Company's GSA and National Accounts business also contributed to the overall 1999 results. The Company also benefited from improved retention of its sales people and the average experience level of its sales people increasing by almost one year during 1999.

          Operational Restructuring. The Company recorded a charge of $1.3 million in the second quarter of 1998. The restructuring charge of $1.3 million recognized the costs related to three important strategic initiatives: 1) A return to a focus on the core remanufacturing business; 2) streamlining and consolidation of warehouse operations; and 3) consolidation of existing sales offices and reductions in sales training staff. Pursuant to the restructuring plan, the Company refocused on producing remanufactured product, reduced excess warehouse space, divested certain assets associated with the new Work Station manufacturing capabilities, and streamlined operations and reduced sales and administrative staffing by approximately 30 people.

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

         Selling and Marketing Expenses. Selling expenses increased by 1.4% to $7.3 million for the year ended December 31, 1999 from $7.2 million for the year ended December 31, 1998. Selling expenses, however, decreased as a percentage of sales. The increase in selling expenses was the result of the Company's efforts to grow the business during the second half of 1999. The Company increased its visibility through targeted marketing programs, a new sales and marketing brochure and by becoming more visible in trade shows.

         General and Administrative Expenses. General and administrative expenses decreased by 10.7% to $2.5 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. This was primarily related to decreases in corporate management and personnel expenses as the result of the Company's restructuring in 1998. During 1999, the Company incurred significant litigation and severance expenses related to two former officers of the Company. This litigation was resolved in December 1999 with the Company ultimately paying $85,000 in severance to the two former officers.

         Arbitration Costs. Arbitration costs of approximately $1.1 million in 1999 relate to the indemnification claims by the Company against the former shareholders of TFM, which was acquired in 1996. These costs included legal fees and other related costs, including those awarded by the arbitration panel to the former TFM shareholders.

         Other Income and Expenses. Total other expenses decreased from $248,000 for the year ended December 31, 1998 to $177,000 for the year ended December 31, 1999. The primary reasons for the decrease is a reduction in outstanding borrowings during the year as the Company paid down its line of credit and increased collections of finance charges on past due accounts.

         Income Taxes. The Company recorded a tax benefit for the year of $1.4 million as opposed to no benefit being recorded in 1998. Prior to 1999, as a result of operating losses and the uncertainty of the realization of the potential tax benefits thereof, the Company did not record potential income tax benefits of $1.3 million. During the last quarter of 1999, the Company determined that it was more probable than not that these tax benefits would be realized and reversed the valuation allowance associated with the income tax benefits.

         Net Income (Loss). The net income for the year ended December 31, 1999 was $782,000 versus a net loss of $3.9 million for the year ended December 31, 1998. The net loss in 1998 was principally caused by higher production costs relative to sales revenue, higher selling expenses and the operational restructuring charge. The Company benefited in 1999 from increased margins, reduced expenses and reversal of the valuation allowance on income taxes with offsetting amounts related to costs noted above related to increased litigation expenses, resulting in an increase in net income.

Liquidity and Capital Resources

         Cash Flows from Operating Activities. Net cash used in operations was $7,000 for the year ended December 31, 2000 versus net cash provided by operations of $762,000 for the year ended December 31, 1999. The change in net cash from operations in fiscal 2000 was due principally to the size of the net loss in 2000 and payment of $569,000 in legal fees awarded by the arbitration panel to the former TFM shareholders.

         Cash Flows from Investing Activities. Net cash used in investing activities was $3.2 million in 2000 versus $1.8 million in 1999. At December 31, 2000, the Company had approximately $2.2 million in cash and cash equivalents restricted as to use under the agreements relating to the Industrial Revenue Bonds that were issued during 2000. In addition, the Company used $276,612 of cash in 2000 to purchase the land on which the new Lansing production facility is being constructed. In 1999, the Company paid approximately $1.0 million to the former shareholders of TFM in connection with an arbitration proceeding relating to the 1996 acquisition of TFM.

         Cash Flows from Financing Activities. Net cash provided by financing activities was $3.4 million in 2000 versus net cash provided by financing activities of $999,000 in 1999. The increase in 2000 was due primarily to borrowings of $2.5 million in connection with the issuance and sale of Industrial Revenue Bonds to construct the new Lansing production facility and other capital expenditures. In 1999, the Company repurchased shares of stock from the Company's founder at a net cost of $673,000 and borrowed money to fund fixed asset acquisitions and payments to former officers.

         During the first quarter of 2000, the Company announced a stock repurchase program for up to 100,000 shares of Common Stock. Pursuant to the program, the Company repurchased 50,500 shares during 2000 and an additional 15,000 shares in the first quarter of 2001. The total cost of the repurchased shares was approximately $114,000.

         The Company does not have any material commitments for capital expenditures other than with respect to the Lansing facility. The ability to complete construction of the Lansing facility could be adversely impacted by the Company's violations of certain debt covenants. See "Violations of Loan Covenants" and "Expected Future Cash Flows" below and Note 6 to the consolidated financial statements.

         Violations of Loan Covenants. The Company maintains two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and revolving line of credit agreements require the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" below and Note 1 to the consolidated financial statements.

         In May 2001, the Company entered into a forbearance agreement whereby the bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a cap on borrowings under the line of credit of $4,650,000. As of May 23, 2001, approximately $4.1 million was outstanding. Also, any disbursements by the Company of the approximately $2.2 million in remaining proceeds from the Industrial Revenue Bond held as restricted cash by the Company are subject to the approval of the bank in its sole discretion. Finally, the Company has agreed to pay the bank a forbearance fee of $89,368, which may be credited against any fees associated with any subsequent credit arrangements. Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

         Prior to June 30, 2001, the Company and the bank will seek to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. These negotiations could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing these waivers and loan covenant amendments, it may have to seek new financings from other lenders. Such alternative financing arrangements could likewise be less favorable to the Company than its existing credit facilities. If the Company is unable to either procure permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain such permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

         Expected Future Cash Flows. The Company can give no assurance that its current cash balances plus cash flows from operations, if any, and borrowings available under its line of credit will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of the Company's cash resources is primarily dependent on the Company's operating results over the next twelve months and its ability to renegotiate its credit arrangements with its existing bank or procure alternate financing, all of which are subject to substantial uncertainties.

         Based on preliminary estimates, the Company expects to report a net loss for the first quarter of 2001. Cash flow from operations for the 2001 year will be dependent, among other things, upon the effect of the current economic slowdown on the Company's sales, and new management's ability to implement plans to reduce expenses and improve the Company's operating performance and financial position.

         Under the May 2001 forbearance agreement between the Company and the bank, the Company's line of credit was reduced from $5,250,000 to $4,650,000. As of May 23, 2001, the Company had approximately $550,000 available under the facility. In addition, the forbearance agreement prohibits the Company from utilizing the approximately $2.2 million of remaining cash proceeds from the Company's Industrial Revenue Bonds related to the new Lansing, Michigan production facility now under construction without the prior approval of the bank. Assumimg timely completion of the project, the approximately $1.9 million remaining to be paid on the project will be due on or before June 30, 2001, including a progess payment of approximately $613,000 due in early June 2001. The Company is unable to determine at this time whether the bank will permit such payments. The failure to return to profitabilty and optimize operating cash flow in the short term, obtain the bank's permission to utilize the bond proceeds for progress payments on the Lansing facility, and successfully renegotiate its credit agreements with the bank or procure alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

Seasonality and Impact of Inflation

         The Company has no discernable pattern of seasonality. Because the Company typically ships Work Stations within four weeks of an order, a substantial portion of the Company's revenues in each quarter results from orders placed by customers during that quarter. As a result, the Company's results may vary from quarter to quarter.

         Inflation has not had a material impact on the Company's net sales or income to date. However, there can be no assurances that the Company's business will not be affected in the future by inflation.

Market Risk

         The Company is exposed to changes in interest rates primarily from its revolving line of credit arrangement and from the letter of credit facility related to the Industrial Revenue Bonds issued to fund the construction of the new production facility in Lansing, Michigan. The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the revolving line of credit and Industrial Revenue Bonds. These borrowings bear interest at variable rates (the "Borrowing Rates").
Assuming: (i) the Borrowing Rates vary by 100 basis points from their current levels in any given month and (ii) the Company maintains an aggregate outstanding debt balance subject to these Borrowing Rates of $5.7 million during the month of variance, interest expense would vary by approximately $5,000 for that month. The Company does not use derivative instruments.

Forward-Looking Statements

         The foregoing discussion and the description of the Company's business set forth in Part I, Item 1 of this Annual Report on Form 10-K contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 2001 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

         Material Weakness in Internal Controls. In connection with their audit of the Company's fiscal 2000 consolidated financial statements, the Company's independent auditors reported to the Company's Audit Committee and Board of Directors that they had found material weaknesses in the Company's internal accounting controls. The Audit Committee continues to review the Company's internal accounting controls with its independent auditors and with its financial consultants engaged to assist in the audit to evaluate improvements to the Company's internal controls and to implement appropriate changes where necessary. The Company has already taken initial steps to remedy certain weaknesses in its control functions; however, it is anticipated that additional steps will be necessary, including possible replacement or upgrading of its inventory tracking and valuation software systems, and that they will be implemented over a period of time. The Company is unable to predict when such processes will be completed or the costs associated therewith.

         Ability to Continue as a Going Concern. The report of the Company's independent auditors in connection with the Company's financial statements as of and for the year ended December 31, 2000 contains an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors contributing to the substantial doubt about the Company's ability to continue as a going concern are significant losses for the year ended December 31, 2000 and the Company's violation of covenants with respect to significant debt obligations. For the year ended December 31, 2000, the Company had a loss before income taxes of $2,936,000 and a net loss of $4,507,000. Based on preliminary estimates, the Company expects to report a net loss for the first quarter of 2001.

         As of December 31, 2000, the Company had classified $2,400,000 of its long-term debt as current liabilities because of its failure to meet requirements contained in the instruments governing these debt obligations. Such amount may be accelerated by the Company's bank as a result of the Company's violations of debt covenants. In May 2001, the Company entered into a forbearance agreement whereby the bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a cap on borrowings under the line of credit of $4,650,000. As of

May 23, 2001, approximately, $4.1 million was outstanding. Also, any disbursements by the Company of the approximately $2.2 million in remaining proceeds from the Industrial Revenue Bond held as restricted cash by the Company are subject to the approval of the bank in its sole discretion. Finally, the Company has agreed to pay the bank a forbearance fee of $89,368, which may be credited against any fees associated with any subsequent credit arrangements. Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

         Prior to June 30, 2001, the Company and the bank will seek to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. These negotiations could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing these waivers and loan covenant amendments, it may have to seek new financings from other lenders. Such alternative financing arrangements could likewise be less favorable to the Company than its existing credit facilities. If the Company is unable to either procure permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain such permanent covenant violation waivers and revised loan covenants or refinance its existing obligations or that the Company will be able to continue operations as a going concern.

         Turnover in Management; Uncertainties Regarding Management Recruitment and Retention. In June 2000, the Chief Financial Officer of the Company left to pursue other interests and thereafter the Controller of the Company was elected to fill the vacant position. In December 2000, the recently appointed Chief Financial Officer departed the Company. In March 2001, the Assistant Controller of the Company also resigned his position. To address the resulting shortage in executive financial management personnel, the Company engaged two experienced financial consultants on a temporary basis to assist the Company in completing the 2000 financial statements. In April 2001, Mr. Hobey, the Chief Executive Officer of the Company, announced he was retiring from the Company .

         Although the Board of Directors has established an ad hoc committee to assess candidates for these positions and engaged an executive search firm to locate a Chief Executive Officer, as of May 23, 2001 no replacements have been named and it is uncertain as to when the offices of Chief Financial Officer and Controller will be filled or Mr. Hobey's replacement named. There can be no assurances that the Company can successfully attract and retain the executive management talent and other qualified personnel desired by the Board of Directors. In addition, the Company cannot predict the effect that continued uncertainty in the recruitment or retention of management will have on customers, suppliers, employees or the public perception of the Company.

         Violations of Loan Covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in its letter of credit facility and revolving line of credit agreements with its bank. In May 2001, the Company entered into a forbearance agreement whereby the bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The Company and the bank will seek to negotiate permanent covenant violation waivers and revised covenants prior to such date. Failure to reach agreement with its bank or procure alternative financing from other lenders could have a material adverse effect on the Company's financial condition and results of operations. See "Ability to Continue as a Going Concern" above.

         Soft Market for Office Furniture. Although net sales have increased steadily over the past few years, management believes that the recent slowing of the economy may have precipitated a softening of the market for office furniture which, if it persists, is likely to have an adverse impact on net sales during 2001. At this time, management is unable to predict the length of time or the extent to which such softening of the market will affect the Company.

         Dependence on Sales Office Profitability. The Company depends heavily on its sales offices to provide revenue growth. The Company opened three new offices during 2000 and the first quarter of 2001. The Company's experience indicates that it takes several years for a sales office to develop adequate sales volumes to generate expected returns. Until that time, the Company's selling expenses increase faster than the gross profit generated from those sales. An inability to increase revenues of new sales offices to levels that would offset the continuing expenses of such sales offices may adversely affect the profitability of the Company's business.

         Potential Limitations on Future Growth. The Company's growth in the future will be dependent in part on the Company's ability to manage growth effectively, including the improvement of the Company's financial and management information systems, the expansion of the Company's manufacturing and remanufacturing operations and the recruitment and retention of executive staff and key employees. The Company also will be required to manage working capital and generate cash flow from operations to meet the needs of an expanding business. There can be no assurances that the Company's future growth will not be limited by insufficient cash flow or the lack of adequate financing required to fund such growth.

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

         Dependence Upon Supply of Work Stations and Component Parts. The Company presently purchases only used Herman Miller, Steelcase and Haworth Work Stations in its remanufacturing operations. The Company does not have any binding agreements relating to the purchase of used Herman Miller, Steelcase or Haworth Work Stations for remanufacturing and generally purchases such used Work Stations from end-users, brokers and dealers through competitive bids or directly negotiated transactions. Although the Company in the past has not experienced a shortage of used Work Stations at competitive prices, the success of the Company in the future will depend in part upon its continued ability to obtain Herman Miller, Steelcase and Haworth used Work Stations for remanufacturing in sufficient quantities and at competitive prices. While the Company believes that the availability of used Work Stations for remanufacturing will increase as the installed base of Work Stations increases and ages, there may be periods of tight supply as the demand for used Work Stations increases which could have a material adverse effect on the Company's business and profitability.

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

         No Assurance of Expansion of Product Lines and Business. The Company has concentrated its business on remanufacturing Work Stations manufactured by Herman Miller and Haworth. The Company has only recently expanded its product line to include Steelcase Work Stations. The Company has limited experience in remanufacturing Work Stations of manufacturers other than Herman Miller and Haworth. Due to the differences in and lack of interchangeability of the various Work Stations and certain component parts produced by the major manufacturers, the Company's expansion of its product line will require additional training of production personnel, the establishment of additional sources of supply of used Work Stations and component parts and, in some cases, the establishment of different remanufacturing processes. As a result of these factors, there can be no assurance that the Company will be able to expand successfully its product line or maintain its gross margins.

         Dependence  Upon  Primary  Remanufacturing   Facilities.   The  Company
primarily  remanufactures  Herman  Miller  Work  Stations  at  its  facility  in
Richmond, Virginia, and Haworth Work Stations at its facility in Lansing, Michigan. Although the Company presently maintains $2,000,000 of business interruption insurance on the Richmond facility and $250,000 of such insurance on the Lansing facility, a lengthy interruption of its remanufacturing operations at the Richmond or Lansing facilities would have a material adverse effect on the Company's results of operations and financial condition.

         Potential Fluctuations in Quarterly Results. Because the Company typically ships Work Stations within four weeks of an order, a substantial portion of the Company's revenue in each quarter results from orders placed by customers in that quarter. Accordingly, quarterly revenue levels are subject to substantial fluctuations and are often difficult to predict. Fluctuations in operating results could result in volatility in the price of the Company's Common Stock. If revenue levels are below expectations, operating results will be adversely affected.

         Competition. Competition in the Work Station segment of the office furniture industry is intense. The Company competes with many other companies in the sale of its new and remanufactured products as well as in the purchase of "as is" Work Stations and component parts for use in the Company's remanufactured Work Stations. In the sale of remanufactured Work Stations, the Company competes with manufacturers of new Work Stations and their remanufacturing subsidiaries, other independent remanufacturers and dealers of "as is" Work Stations. In the purchase of used Work Stations that are the primary source of the Company's supply for its remanufacturing operations, the Company competes with the manufacturers of new Work Stations and their remanufacturing subsidiaries, both of which sometimes provide a trade-in allowance to purchasers of their products, other independent remanufacturers and Work Station brokers and dealers. In addition, local remanufacturers may have a competitive advantage over the Company in pricing due to the cost of shipping Work Stations from its production facilities in Virginia and Michigan to out-of-state customers.

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information with respect to this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" of this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited consolidated financial statements of the Company are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended
           December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998

         Notes to consolidated financial statements

Report of Independent Auditors

Board of Directors and Shareholders
Open Plan Systems, Inc.

We have audited the accompany consolidated balance sheets of Open Plan Systems, Inc. (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2000 the Company had a significant loss from operations. In addition, the Company has not complied with certain covenants of its loan agreements with its lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The selected quarterly financial data included in Note 16 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We did not complete a review of the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants due to inadequacies in the Company's internal control for the preparation of interim financial information.



                                                /s/ ERNST & YOUNG LLP

Richmond, Virginia
May 23, 2001

OPEN PLAN SYSTEMS, INC.
Consolidated Balance Sheets
(amounts in thousands)

                                                                                    December 31,
                                                                           2000                      1999
                                                                --------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $       244                $        13
   Cash and cash equivalents externally restricted under
     bond indenture agreement                                             2,190                          -
   Accounts receivable, net                                               7,834                      7,144
   Inventories                                                            6,278                      7,862
   Prepaids and other                                                       458                        638
   Refundable income taxes                                                    -                        188
   Deferred income taxes                                                      -                        385
                                                                --------------------------------------------------
TOTAL CURRENT ASSETS                                                     17,004                     16,230

Property and equipment, net                                               2,393                      2,272
Goodwill, net                                                             3,664                      3,898
Deferred income taxes                                                         -                      1,093

Other                                                                       271                        126
                                                                --------------------------------------------------
TOTAL ASSETS                                                        $    23,332                $    23,619
                                                                ==================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $     2,595                $        62
   Revolving line of credit                                               3,366                      2,419
   Trade accounts payable                                                 3,709                      3,464
   Accrued compensation and related costs                                 1,121                        238
   Other                                                                    631                        813
   Customer deposits                                                        860                      1,005
                                                                --------------------------------------------------
TOTAL CURRENT LIABILITIES                                                12,282                      8,001

Long-term debt                                                              227                        163
Other long-term liabilities                                                  20                          -
                                                                --------------------------------------------------
TOTAL LIABILITIES                                                        12,529                      8,164

Commitments and Contingencies                                                                            -

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares    - 4,352 - 2000                     18,561                     18,651
                                      - 4,403 - 1999
   Additional capital                                                       137                        137
   Accumulated deficit                                                   (7,840)                    (3,333)
   Accumulated other comprehensive income                                     4                          -
   Notes receivable from employees for sale of stock                        (59)                         -
                                                                --------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               10,803                     15,455
                                                                --------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $    23,332                $    23,619
                                                                ==================================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

                                                                                 Years Ended December 31,
                                                                            2000            1999            1998
                                                                     -----------------------------------------------
Net sales                                                                 $42,675          $35,058         $33,676

Cost of sales                                                              33,158           24,332          25,765
                                                                     -----------------------------------------------
Gross profit                                                                9,517           10,726           7,911

Operating expenses:
   Amortization of intangibles                                                274              213             275
   Selling and marketing                                                    8,144            7,336           7,220
   General and administrative                                               3,395            2,529           2,811
   Arbitration costs                                                          142            1,067               -
   Operational restructuring                                                    -                -           1,290
                                                                     -----------------------------------------------
                                                                           11,955           11,145          11,596
                                                                     -----------------------------------------------
Operating loss                                                             (2,438)            (419)         (3,685)

Other (income) expense:
   Interest expense                                                           446              201             236
   Other, net                                                                  52              (24)             12
                                                                     -----------------------------------------------
                                                                              498              177             248
                                                                     -----------------------------------------------
Loss before income taxes                                                   (2,936)            (596)         (3,933)

Expense (benefit) for income taxes                                          1,571           (1,378)              -
                                                                     -----------------------------------------------
Net (loss) income                                                         $(4,507)         $   782         $(3,933)
                                                                     ===============================================

Basic and diluted (loss) income per share                                 $ (1.03)         $   .17         $  (.86)
                                                                     ===============================================
Diluted weighted average common shares outstanding                          4,395            4,594           4,582
                                                                     ===============================================
Basic weighted average common shares outstanding                            4,395            4,593           4,582
                                                                     ===============================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2000, 1999 and 1998
(amounts in thousands)

                                                                                     Accumulated   Notes Receivable
                                                                                        Other        - Employees
                                       Common        Additional      Accumulated    Comprehensive    from Sale of
                                       Stock          Capital          Deficit          Income           Stock           Total
                                    ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997            $20,088            $137           $(182)               -               -          $20,043

Issuance of common stock                    352               -               -                -               -              352

Reduction in connection with prior
  year's acquisition                     (1,116)              -               -                -               -           (1,116)

Net loss for 1998                             -               -          (3,933)               -               -           (3,933)
                                    ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998             19,324             137          (4,115)               -               -           15,346

Issuance of common stock                    400               -               -                -               -              400

Purchase of common stock                 (1,073)              -               -                -               -           (1,073)

Net income for 1999                           -               -             782                -               -              782
                                    ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999             18,651             137          (3,333)               -               -           15,455

Purchase of common stock                    (90)              -               -                -               -              (90)

Net loss for 2000                             -               -          (4,507)               -               -           (4,507)

Foreign currency translation
   adjustments                                -               -               -               $4               -                4

Net increase in notes receivable
   from employees for sale of                 -               -               -                -            $(59)             (59)
   stock
                                    ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000            $18,561            $137         $(7,840)              $4            $(59)         $10,803
                                    ================================================================================================



See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                                                                          Year Ended December 31,
                                                                                   2000             1999            1998
                                                                             -----------------------------------------------
Operating activities
Net (loss) income                                                              $    (4,507)      $      782     $   (3,933)
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
      Provision for losses on receivables                                              469               57            166
      Depreciation expense                                                             808              760            788
      Amortization expense                                                             274              213            275
      Operational restructuring                                                          -                -          1,290
      Loss on disposal of property and equipment                                        38               10             18
      Deferred income taxes                                                          1,478           (1,478)            (4)
      Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,159)            (912)          (969)
        Inventories                                                                  1,584             (954)         3,847
        Prepaids and other current assets                                              180               34              1
        Refundable income taxes                                                        188              117            490
        Other non-current assets                                                      (185)             300            (60)
        Trade accounts payable                                                         245            1,469           (416)
        Customer deposits                                                             (145)               5            159
        Accrued and other liabilities                                                  725              359           (458)
                                                                             -----------------------------------------------
Net cash provided by (used in) operating activities                                     (7)             762          1,194

Investing activities
Net increase in cash and cash equivalents restricted under bond
    indenture agreement                                                             (2,190)               -              -
Proceeds from sale of property and equipment                                            16               33            131
Arbitration payment for 1996 acquisition                                                 -             (996)             -
Purchases of property and equipment                                                   (983)            (787)          (484)
Net increase in notes receivable from employees for sale of stock                      (59)               -              -
                                                                             -----------------------------------------------
Net cash used in investing activities                                               (3,216)          (1,750)          (353)

Financing activities
Net borrowings (repayments) on revolving line of credit                                947             1,467        (1,158)
Proceeds from borrowings on long-term debt                                           2,671               247              -
Principal payments on long-term debt                                                   (74)             (42)           (106)
Purchase of common stock                                                               (90)          (1,073)              -
Proceeds from sale of common stock                                                       -              400             352
                                                                             -----------------------------------------------
Net cash provided by (used in) financing activities                                  3,454              999            (912)
                                                                             -----------------------------------------------

Change in cash and cash equivalents                                                    231               11             (71)
                                                                             -----------------------------------------------
Cash and cash equivalents at beginning of year                                          13                2              73
                                                                             -----------------------------------------------
Cash and cash equivalents at end of year                                       $       244        $      13      $       2
                                                                             ===============================================

Supplemental disclosures
Interest paid                                                                          500        $      179     $     236
                                                                             ===============================================
Income taxes paid                                                              $        24        $        -     $       -
                                                                             ===============================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Open Plan Systems,  Inc. (the  "Company")  is a  remanufacturer  and marketer of
modular  office  Work  Stations.   The  Company  remanufactures  Herman  Miller,
Steelcase and Haworth product lines and markets these products through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new chairs, desks, and other office furniture products purchased from other manufacturers. The following is a description of the Company's more significant accounting policies.

Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the year ended December 31, 2000, the Company had a loss before income taxes of $2,936,000 and a net loss of
$4,507,000. In addition, as of December 31, 2000 the Company was not in compliance with certain debt covenants, thereby requiring long term debt to be reclassified as current liabilities. (See Note 6.) These factors raise substantial doubt about the Company's ability to continue as a going concern.

The primary factors contributing to the Company's net loss of $4,507,000 for the year ended December 31, 2000 were losses associated with the opening of new sales offices, $3.0 million in fourth quarter charges (see Note 13) and the establishment in the fourth quarter of a $2.5 million valuation allowance related to deferred tax assets associated with potential income tax benefits resulting in a net expense for income taxes of approximately $1.6 million. (See
Note 8.) The Company is actively searching for a new chief executive officer who will be charged with formulating, in conjunction with the Board of Directors, and quickly implementing a plan to cut costs and improve the Company's operating performance. The Company is also seeking a Chief Financial Officer and Controller to fill current vacancies. Until such positions are filled, the Audit Committee of the Board of Directors is taking an enhanced oversight role in the financial management of the Company. Also, two experienced financial consultants were retained by senior management and the Board of Directors to provide interim financial assistance, including assisting in the completion of the financial statements for the year ended December 31, 2000 and the first quarter of 2001.

At December 31, 2000, the Company was not in compliance with certain loan covenants of its long term debt agreements. Further, the $2.5 million in borrowings associated with its Industrial Revenue Bonds have been classified as current as the Company was not in compliance with certain loan covenants governing these instruments. Under the terms of such obligations, amounts borrowed thereunder can be accelerated by the Company's lender.

In May 2001, the Company entered into a forbearance agreement whereby the bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a cap on borrowings under the line of credit of $4,650,000. Also, any disbursements by the Company of the

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

proceeds from the Industrial Revenue Bond held as restricted cash by the Company are subject to the approval of the bank in its sole discretion. Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

Prior to June 30, 2001, the Company and the bank will seek to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. These negotiations could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing these waivers and loan covenant amendments, it may have to seek new financings from other lenders. Such alternative financing arrangements could likewise be less favorable to the Company than its existing credit facilities. If the Company is unable to either procure permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain such permanent covenant violation waivers and revised loan covenants or refinance its existing obligations or that the Company will be able to continue operations as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company, its wholly-owned subsidiary (which was merged into the Company in May 1999) and its majority-owned joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of average cost or market. Jobs in process and finished goods include both the direct and indirect costs of manufacturing such products.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over
the  fair  value  of  net  assets   acquired  and  is  being  amortized  on  the
straight-line  method over a period of 20 years.  The carrying

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value of goodwill is periodically evaluated by management based on expectations of undiscounted cash flows of the related business units to determine if there has been an impairment in value. Accumulated amortization was $938,000 and $704,000 at December 31, 2000 and 1999, respectively.

Revenue Recognition

Revenues from product sales and related cost of sales (including shipping costs) are recognized upon shipment of products. Title and risk of loss pass to the customer upon shipment. Revenue from installation is recognized when installation is complete.

Advertising

Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $77,000 and $177,000 at December 31, 2000 and 1999, respectively. Advertising costs charged to expense totaled $1,018,000 in 2000, $918,000 in 1999 and $887,000 in 1998.

Income Taxes

Deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." For 2000, 1999 and 1998, there was no difference between basic and diluted earnings per share. Stock options of 889,750 for 2000, 866,000 for 1999 and 799,000 for 1998 have been excluded from the calculation of earnings per share in 2000, 1999 and 1998, respectively, as their impact would have been anti-dilutive.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income and Foreign Currency Translation

Foreign currency  transactions  and financial  statements are translated in U.S.
dollars at current exchange rates except income and expenses, which are translated at average exchange rates during each reporting period. Adjustments resulting from translations of financial statements are reflected as a component of comprehensive income.

Accounting Pronouncements

The Company is subject to the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, did not have a material impact on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended, effective January 1, 2001. The implementation of this new standard did not have a material effect on the Company's results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2.  MEXICAN SUBSIDIARIES

In January 2000, the Company entered into a Joint Venture Agreement to open a new sales office in Mexico City, Mexico. The Company contributed approximately $50,000, for an 80% interest in the venture. The Joint Venture Agreement created two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V., each of which is 80% owned by the Company. The Company has reported minority interest related to the earnings and the equity of the minority partner in the accompanying consolidated financial statements.


NOTE 3.  INVENTORIES

Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                           December 31,
                                                       2000           1999
                                                  ------------------------------

Components and fabric                                $   4,494      $   5,243
Jobs in process and finished goods                       1,784          2,619
                                                  ------------------------------
                                                     $   6,278      $   7,862
                                                  ==============================

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable are shown net of the allowance for doubtful accounts in the amounts of $499,000 and $205,000 at December 31, 2000 and 1999, respectively.


NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment by major classification was as follows (in thousands $):

                                                            December 31
                                                       2000             1999
                                                  ------------------------------

Production and warehouse equipment                 $     2,526     $     2,292
Office equipment                                         1,355           1,211
Vehicles                                                   697             510
Leasehold improvements                                     667             561
Construction-in-process                                    345             101
                                                  ------------------------------
                                                         5,590           4,675
Accumulated depreciation and amortization               (3,197)         (2,403)
                                                  ------------------------------
                                                   $     2,393     $     2,272
                                                  ==============================


NOTE 6.  INDEBTEDNESS

Long-term debt includes notes payable related to vehicle purchases and the Industrial Revenue Bonds, discussed below. Future scheduled maturities of long-term debt are as follows: $195,000 in 2001; $193,000 in 2002; $165,000 in
2003; $138,000 in 2004; $131,000 in 2005; and $2,000,000 thereafter.

In June 2000, the Company issued $2.5 million Michigan Strategic Fund Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new production facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee until such time as they are used for building the facility. (See Note 9 for additional information.) At the same time, the Company entered into a letter of credit facility with a bank to secure the financing on the facility. At December 31, 2000, the Company had $2,190,000 of cash and cash equivalents externally restricted under the bond indenture agreement, which is disclosed in the consolidated balance sheets. Borrowings associated with the Industrial Revenue Bonds totaled $2.5 million at December 31, 2000 and bore interest at a weekly variable tax exempt rate of interest based upon the credit worthiness of the underlying letter of credit (5.05% at December 31, 2000). The obligations are secured by substantially all of the assets of the Company. The bond indenture and related agreements requires the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 with certain of the covenants.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


During December 1998, the Company negotiated a new revolving line of credit with a financial institution. The credit facility provided for borrowings up to $5,000,000 through December 2001. During April 2000, the Company negotiated a new revolving line of credit with a financial institution, and the prior line of credit negotiated during December 1998 was paid off in its entirety. The new line of credit is secured by substantially all assets of the Company. The new credit facility provided for borrowings up to 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $2,000,000, with a maximum borrowing amount of $5,000,000. The maximum borrowing amount was increased, pursuant to an amendment by the parties dated August 1, 2000, to $5,250,000. Borrowings under the line of credit bear interest at a floating rate, which is linked to either LIBOR or prime. Outstanding borrowings under the line amounted to $3,366,000 at December 31, 2000 and bore interest at a rate of 8.87%. At December 31, 2000, the Company had $1,884,000 available under its line of credit. The letter of credit and line of credit facilities (the "agreement") are cross-collateralized. The agreement requires the Company to meet certain restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants.

At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreement. The Company's independent auditors, in its report, have expressed substantial doubt as to the Company's ability to continue as a going concern. See Note 1 to the consolidated financial statements.

In May 2001, the Company entered into a forbearance agreement whereby its bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a cap on borrowings under the line of credit of $4,650,000. Also, any disbursements by the Company of the approximately $2.2 million in remaining proceeds from the Industrial Revenue Bond held as restricted cash by the Company are subject to the approval of the bank in its sole discretion. Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

Prior to June 30, 2001, the Company and the bank will seek to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. These negotiations could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing these waivers and loan covenant amendments, it may have to seek new financings from other lenders. Such alternative financing arrangements could likewise be less favorable to the Company than its existing credit facilities. If the Company is unable to either procure permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


will be able to obtain such permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

During 2000, interest of $505,000 was incurred on debt balances, of which $59,000 was capitalized relative to the construction of the new production facility in Lansing, Michigan.


NOTE 7.  SHAREHOLDERS' EQUITY

The Company currently maintains two stock option plans: the 1996 Stock Incentive Plan (the "Incentive Plan") and the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Outside Director's Plan"). During 2000, but prior to the annual meeting of shareholders in 2000, the Company also maintained a 1996 Option Plan for Non-Employee Directors (the "1996 Outside Director's Plan"). The Company's 1996 Outside Director's Plan terminated, pursuant to its terms, following the annual meeting of shareholders in 2000, and was replaced by the 2000 Outside Director's Plan; however, options granted under the 1996 Outside Director's Plan remained outstanding in accordance with their terms.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

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

                                                                      Average
                                                                      Exercise
                                                         Shares        Price
                                                       -------------------------
Outstanding at December 31, 1998                         185,000       $4.97
       Issued                                             67,000       $2.63
                                                       -------------------------
Outstanding at December 31, 1999                         252,000       $4.35
       Issued                                             47,500       $1.88
       Cancelled                                         (35,750)      $3.30
                                                       =========================
Outstanding at December 31, 2000                         263,750       $4.04
                                                       =========================


The options outstanding at December 31, 2000 and 1999 had a weighted average remaining contractual life of four and five years, respectively. For options outstanding at December 31, 2000, 78,125 options had exercise prices between $5.97 and $9.88 and 185,625 options had exercise prices between $1.88 and $3.88. For options outstanding at December 31, 1999, 84,375 options had exercise prices between $5.97 and $9.88 and 167,625 options had exercise prices between $2.44 and $3.88. At December 31, 2000, there were 67,188 and 117,375 options that were exercisable with weighted average exercise prices of $7.92 and $2.61, respectively. At December 31, 1999, there were 53,906 and 84,250 options that were exercisable with weighted average exercise prices of $8.01 and $2.61, respectively. The options granted in 2000 and 1999 had a weighted average fair value at grant date of $.82 and $1.25 per share, respectively.

On March 15, 2000, the Company's Board of Directors approved the 2000 Outside Director's Plan. The 2000 Outside Director's Plan was approved by a vote of the Company's shareholders at the 2000 annual meeting of shareholders. The maximum aggregate number of shares of common stock that may be issued pursuant to the 2000 Outside Director's Plan is 25,000. The 2000 Outside Director's Plan is scheduled to terminate following the annual meeting of shareholders in 2005. Under the 2000 Outside Director's Plan, each non-employee director of the Company serving on the Board of Directors on May 15, 2000 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

price of stock options granted under the 2000 Outside Director's Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date, which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 2000, the Company had 7,000 options outstanding and exercisable. These options had weighted average remaining contractual lives of nine years. The exercise price for these options was $2.00. In 2000, the Company granted 7,000 options under the 2000 Outside Director's Plan with exercise prices of $2.00. The weighted average fair value of these options at grant date was $.88 per share.

The 1996 Outside Directors' Plan terminated in 2000 following the annual meeting of shareholders. Under the 1996 Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors received an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the 1996 Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date, which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 2000 and 1999, respectively, the Company had 19,000 and 20,000 options outstanding and exercisable. These options outstanding at December 31, 2000 and 1999 had weighted average remaining contractual lives of seven and nine years, respectively. The exercise prices for these options were 4,000 at $11.75; 4,000 at $5.97; 5,000 at $2.14; and 6,000 at $2.81 for
2000 and 4,000 at $11.75; 4,000 at $5.97; 6,000 at $2.14; and 6,000 at $2.81 for
1999. In 1999, the Company granted 6,000 options under the 1996 Outside Directors' Plan with an exercise price of $2.81. The weighted average fair value of these options at grant date was $1.20 per share. 1,000 options with an exercise price of $2.14 were cancelled during 2000.

The Company has elected to recognize expense for stock-based compensation under these plans based upon the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25. If the Company had accounted for its stock options based upon fair values at the date of grant, consistent with FASB Statement No. 123, the net loss would have increased by $59,000, or $.01 per share, for the year ended December 31, 2000, the net income would have decreased by $92,000, or $.02 per share for the year ended December 31, 1999 and the net loss would have increased by $323,000, or $.07 per share for the year ended December 31, 1998. These amounts are not indicative of future effects of applying the fair value based method since the vesting period was used to measure compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, a weighted average expected life of the option of 5 years in 2000 and 1999 and 6 years in 1998 and a volatility factor of .403 for 2000, .461 for 1999 and .522 for 1998.

In 2000, the Company established the Loan Program (the "Program") to facilitate purchase of shares of the Company's common stock pursuant to the Company's Employee Stock Purchase and Bonus Plan (the "Stock Purchase Plan"). Under the Program an eligible participant may borrow an amount equal to the full purchase price of shares (at fair market value) of common stock purchased under the Plan. A total of

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

150,000 shares have been authorized for acquisition under the Program, subject to adjustment as a result of various changes in the capitalization of the Company. Any shares authorized but not acquired under the Program will remain available under the Plan for acquisition outside this Program. This Program was only offered through June 15, 2000. At December 31, 2000, loans to employees totaling approximately $59,000 were outstanding under the Program.

In June 1998, the Company sold 200,000 shares of common stock to Great Lakes Capital, LLC (GLC) for $2.175 per share and granted nonqualified stock options to GLC as follows:

                      Number of                   Exercise
                       Shares                      Price
                      -------------------------------------
                      150,000                       $3.00
                      150,000                       $4.50
                      150,000                       $6.00
                      150,000                       $7.50

The GLC options were not granted under the Incentive Plan. All of the options are exercisable and expire June 30, 2003. These options had a weighted average fair value at grant date of $.76 per share.

Additionally, the Company and GLC entered into a Voting and Standstill Agreement whereby GLC will beneficially own no more than 21% of the issued and outstanding shares of the Company on a fully diluted basis (as described in the Agreement), provided that the shares GLC and its affiliates may acquire pursuant to the Incentive Plan and Outside Directors Plan shall not be deemed to be additional shares. The Voting and Standstill Agreement was later amended, pursuant to an amendment dated July 21, 2000, to increase the beneficial ownership limitation to 25%.

In 2000, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. For the year ended December 31, 2000, the Company repurchased 50,500 shares of its common stock at an aggregate cost of $90,000.

On September 15, 1999, the Company and certain investors purchased 993,542 shares of Common Stock held by the Company's founder at a price of $2.50 per share. The transaction resulted in the Company purchasing approximately 430,000 shares of stock. In an event related to this transaction, the Company then immediately resold 160,000 shares of Common Stock to affiliates of GLC for $2.50 per share. This resulted in a net redemption by the Company of approximately 270,000 shares.

The Company has not declared dividends for any of the three years in the period ended December 31, 2000.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 8.  INCOME TAXES

The expense (benefit) for income taxes is comprised of the following (in thousands $):

                                                 2000              1999             1998
                                            ---------------- ----------------- ----------------
Current:
   Federal                                     $      -         $     89          $      3
   State and foreign                                 93               11                 1
                                            ---------------- ----------------- ----------------
                                                     93              100                 4
Deferred:
   Federal                                        1,322           (1,322)               (3)
   State and foreign                                156             (156)               (1)
                                            ---------------- ----------------- ----------------
                                                  1,478           (1,478)               (4)

                                            ---------------- ----------------- ----------------
                                               $  1,571         $ (1,378)         $      -
                                            ================ ================= ================

A reconciliation of the expense (benefit) from income taxes for the year ended December 31, 2000, 1999 and 1998 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before income taxes is as follows (in thousands $):

                                                                    2000              1999               1998
                                                              -------------------------------------------------------
Income tax expense (benefit) at U.S. statutory rates            $       (998)      $      (203)      $     (1,337)
State taxes, net of federal benefit                                     (117)              (14)              (157)
Amortization of intangibles                                               93                73                 86
Other, net                                                               105                78                 96
Change in valuation allowance                                          2,488            (1,312)             1,312
                                                              -------------------------------------------------------
Total income tax expense (benefit)                               $     1,571       $    (1,378)      $          -
                                                              =======================================================

The deferred income tax balances at December 31, 2000 and December 31, 1999 consisted of the following (in thousands $):

                                                                                      2000               1999
                                                                                 ------------------------------------
Deferred tax assets
   Accounts receivable allowances                                                  $       190        $        78
   Accrued liabilities                                                                      19                222
   Net operating losses                                                                  2,235              1,143
   Other                                                                                    31                 86
   Valuation allowance                                                                  (2,488)                 -
Deferred tax liabilities:
   Tax versus book depreciation                                                             13                (51)
                                                                                 ------------------------------------
                                                                                   $         -        $     1,478
                                                                                 ====================================

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 8.  INCOME TAXES (CONTINUED)

Prior to 1999, as a result of operating losses and the uncertainty of the realization of the potential tax benefits of future deductions, the Company did not recognize potential income tax benefits of approximately $1.3 million. During the last quarter of 1999, the Company determined that it was more probable than not that these tax benefits would be realized and reversed the valuation allowance associated with the income tax benefits. However, during the fourth quarter of 2000, as a result of operating losses and the uncertainty of the realization of potential tax benefits of future deductions, the Company offset potential income tax benefits of approximately $2.5 million with a valuation allowance resulting in a net expense for income taxes of approximately $1.6 million. The Company will reevaluate the potential realizability of net deferred tax assets in future periods.

Net operating loss carryforwards of approximately $6.0 million begin to expire in 2013.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

On April 30, 2000, the Company signed a contract for the construction of a new production facility in Lansing, Michigan. The Company purchased a 5-acre building site and is in the process of constructing an approximately 70,000 square-foot facility. The Company expects this project to be completed in July of 2001. Total costs are currently estimated to approximate $2.5 million. The ability to complete construction could be impacted by the Company's violations of certain debt covenants. (See Note 6.)

Lease Agreements

The Company leases office space and production facilities in Richmond and Lansing. The Lansing lease expired in September 2000, and the Company now leases its Lansing facility on a month-to-month basis pending the completion of construction of the new facility in Lansing.

In addition, the Company leases its sales offices under operating lease agreements expiring in various periods through February 2005. Certain automobiles are also leased under terms not exceeding three years. All of these leases are accounted for as operating leases.

Future minimum lease payments were as follows at December 31, 2000 (in thousands $):

                     Year                  Lease Payments
                  ---------             --------------------
                     2001                     $   1,194
                     2002                           837
                     2003                           483
                     2004                            50
                     2005                             4
                                        --------------------
                                              $  2,568
                                        ====================

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense amounted to $1,177,000 in 2000,  $875,000 in 1999 and $1,164,000 in
1998.

Legal Matters

A portion of the potential consideration for the 1996 acquisition of Immaculate Eagle, Inc. (d/b/a TFM Remanufactured Office Furniture) ("TFM") was 87,500 shares of common stock of the Company, which was placed in escrow, with an agreed upon value of $1.3 million, as security for indemnification obligations of the former shareholders of TFM. In addition, under the terms of the TFM purchase agreement, if the closing sales price of the Company's common stock on October 1, 1998 was less than $15 per share, the Company was to make a cash payment to the former shareholders of TFM equal to the difference between the closing sales price on that date and $15, multiplied by the 87,500 shares of common stock (subject to certain adjustments, including claims by the Company for indemnification). The Company's common stock traded at $2.25 per share on October 1, 1998 and, accordingly, the amount potentially payable to the former TFM shareholders was $1,115,625.

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

In June 2000, the Company received the final results of certain arbitration matters related to the finalization of the purchase price for TFM. The final arbitration award required the Company to pay $564,000 in fees and expenses to the former shareholders of TFM and the arbitrators. As a result, the Company took additional expense of $142,000 in the second quarter of 2000 to record the final results of these proceedings in the financial statements. The Company paid all amounts to these parties in July 2000.


NOTE 10.  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees meeting eligibility requirements. Under the plan, participants may elect to contribute a specified portion of their compensation to the plan on a tax deferred basis. The Company will match one-half of the participant's

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 10.  EMPLOYEE BENEFIT PLAN (CONTINUED)

contributions up to six percent of compensation. The Company may make additional contributions at its discretion.

The Company recorded total expense related to the plan of $166,000 in 2000, $147,000 in 1999 and $126,000 in 1998.


NOTE 11.  RELATED PARTY TRANSACTIONS

The Company incurred legal fees of $136,000 in 2000, $594,000 in 1999 and $258,000 in 1998 to a law firm in which one of the Company's directors was a principal during 1998, 1999 and through February 1, 2000. The Company also had approximately $1,300 and $150,000 in accounts payable to this firm at December 31, 2000 and 1999, respectively.

The Company purchased and leased a total of 8 and 12 vehicles in 2000 and 1999, respectively, from a company whose chairman is a director of the Company. The Company purchases directors and officers insurance from a company whose President is a director of the Company.


NOTE 12.  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company markets its products and services to customers located primarily in the Eastern and Mid-West regions of the United States. Production is primarily in response to specific customer orders and larger jobs typically require advance deposits. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Payments are typically due within 30 days of billing. The Company maintains an allowance for doubtful accounts and losses have historically been within management's expectations.

The  carrying  values  of  amounts   classified  as  current   assets,   current
liabilities, cash and cash equivalents externally restricted under a bond indenture agreement, and long-term debt approximate fair value.


NOTE 13.  SIGNIFICANT FOURTH QUARTER 2000 ADJUSTMENTS

During the fourth quarter of 2000, the Company recorded charges (on a pretax basis) of approximately $3.0 million. The largest of these charges relates to inventory adjustments (recorded in cost of sales) of approximately $2.4 million caused by book to physical variances resulting from physical inventory observations as well as the write-off of certain obsolete and slow-moving inventory items. The remainder of these charges relates to increases in the allowance for doubtful accounts of $220,000 as well as various adjustments required by year-end accounting reconciliations and other matters. The Company has recorded these charges in the fourth quarter of 2000, as it cannot determine the amount of charges applicable to preceding interim periods. See Note 8 for information on income taxes.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 14.  OPERATIONAL RESTRUCTURING

During the second quarter of 1998, the Company recorded a restructuring charge of $1,290,000 related to warehouse consolidation, returning to a focus on remanufacturing and consolidating sales offices. Significant components of the operational restructuring charge were $138,000 for severance pay, $418,000 related to anticipated payouts under lease agreements and estimated losses of $627,000 on the disposal of certain fixed assets. In connection with this plan, the Company reduced sales and administrative staffing by approximately 30 people.

The  Company  has  disposed  of  all  the  fixed  assets   contemplated  in  the
restructuring and incurred all costs associated with the restructuring plan. No adjustment to the original charge recorded was necessary.


NOTE 15.  VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as follows:

                                                                    Allowance for         Inventory
                                                                       Doubtful         Obsolescence
                                                                       Accounts            Reserve
                                                                       --------            -------
Balance December 31, 1997                                                  152                  --
Charges to expense                                                         166                 314
Deductions - net write-off of uncollectible accounts                       (43)

Balance December 31, 1998                                                  275                 314
Charges to expense                                                          57                  --
Deductions - net write-off of uncollectible accounts or                   (126)                (88)
   obsolete inventory, as applicable

Balance December 31, 1999                                                  206                 226
Charges to expense                                                         480                 (55)
Deductions - net write-off of uncollectible accounts or                   (187)                (36)
   obsolete inventory, as applicable (1)

Balance December 31, 2000                                                  499                 135

-----------

(1) This does not include the write-off of obsolete and slow-moving inventory in the fourth quarter of 2000 in conjunction with the physical counts of inventory.

OPEN PLAN SYSTEMS, INC.
Notes to Consolidated Financial Statements
December 31, 2000


NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations for each of the quarters during the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                                                        Quarter Ended
                                               ---------------------------------------------------------------
                                                  March            June         September      December
                                                   31st            30th           30th          31st(1)
Year ended December 31, 2000
Net sales                                      $     9,333     $    10,459     $    10,398    $    12,485
Gross Profit                                   $     2,913     $     2,771     $     3,013    $       820
Operating income (loss)                        $       324     $      (342)    $       324    $    (2,744)
Income (loss) before income taxes              $       228     $      (466)    $       201    $    (2,899)
Net income (loss)                              $       124     $      (267)    $       120    $    (4,484) (1)
Earnings (loss) per common share               $       .03     $      (.06)    $       .03    $     (1.03)



Year ended December 31, 1999

Net sales                                      $     7,509     $     8,878     $     8,945      $   9,726
Gross Profit                                   $     2,121     $     2,849     $     2,874      $   2,882
Operating income (loss) (2)                    $        63     $       226     $       137      $    (845)
Income (loss) before income taxes (2)          $        26     $       185     $       101      $    (908)
Net income (loss) (2)                          $        26     $       185     $       101      $     470 (3)
Earnings (loss) per common share               $       .01     $       .04     $       .02      $     .11


-----------

    (1) Net income (loss) for fourth quarter of 2000 includes the effect of establishing a valuation allowance against net deferred tax assets resulting in a net expense for income taxes of approximately $1.6 million. See Note 13 for information on fourth quarter 2000 adjustments relating to inventory and other items.

    (2) Results of operations for 1999 include the impact of arbitration costs of $1.1 million, of which $786,000 was recorded in the fourth quarter.

    (3) Net income for the fourth quarter of 1999 includes the effect of the reversal of the valuation allowance against net deferred tax assets of approximately $1.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all directors.

         Theodore L. Chandler, Jr., age 49, has been Senior Executive Vice President of LandAmerica Financial Group, Inc., a title insurance and financial services company, since February 1, 2000. Prior to that time, Mr. Chandler served as a Vice President and a director of the law firm of Williams, Mullen, Clark & Dobbins in Richmond, Virginia, positions he held for more than five years. He is a director of LandAmerica and Hilb, Rogal and Hamilton Company. Mr. Chandler is a member of the Audit Committee and the Executive Committee and has been a director of the Company since 1996.

         J. Wesley Hall, age 63, retired as Chairman of National Card Control, Inc., a credit card services company and wholly-owned subsidiary of Cendant Corporation, a position he held for more than five years, in December 2000. Mr. Hall is a member of the Compensation Committee and has been a director of the Company since 2000.

         John L. Hobey, age 54, has been Chief Executive Officer of the Company since June 1998. From July 1997 to June 1998, he was employed by Great Lakes Capital, LLC, an affiliate of the Company ("Great Lakes"), and he currently remains a principal of Great Lakes. Prior to July 1997, Mr. Hobey was Chief Executive Officer of the Olofsson Corporation, a machine tool manufacturer in Lansing, Michigan, a position he held for more than five years. He is a member of the Executive Committee and has been a director of the Company since 1998.

         Anthony F. Markel, age 59, has been President of Markel Corporation, an insurance brokerage company, since 1992. Mr. Markel is a director of Markel and Hilb, Rogal & Hamilton Company. He is Chairman of the Executive Committee and a member of the Compensation Committee. Mr. Markel has been a director of the Company since 1989 and Chairman of the Board of the Company since 1998.

         Robert F. Mizell, age 44, has been Senior Vice President and a director of Davenport & Company LLC, an investment banking company, since 1988. Mr. Mizell directs Davenport's Corporate Finance Department, and he is also President of Davenport Financial Advisors, LLC. He is Chairman of the Audit Committee and a member of the Executive Committee and has been a director of the Company since 1996.

         Edwin W. Mugford, age 65, has been President and Chief Executive Officer of Royal Oldsmobile-Isuzu Inc., an automobile dealership located in Richmond, Virginia, since 1971. Mr. Mugford has also been President of Key Royal Reinsurance Company Ltd., an automobile insurance company located in Richmond, Virginia, since 1995. He is a member of the Compensation Committee and has been a director of the Company since 1998.

         Troy A. Peery, Jr., age 55, has been a private investor and owner of Peery Enterprises, Inc. since January 1999. From 1985 until his retirement in November 1998, he was President and Chief Operating Officer and director of Heilig-Meyers Company, a national retailer of home furniture and furnishings headquartered in Richmond, Virginia. He is a director of S&K Famous Brands, Inc. Mr. Peery is Chairman of the Compensation Committee and has been a director of the Company since 1989.

         William Sydnor Settle, age 67, has been Chairman of Great Lakes Capital, Inc. ("GLC"), a company primarily engaged in leveraged buyouts of other entities and an affiliate of Great Lakes, since 1990. Mr. Settle is also Chairman and a principal of Great Lakes. He is a member of the Audit Committee and has been a director of the Company since 1998.

Executive Officers

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all executive officers and significant employees. Such information with respect to John L. Hobey, Chief Executive Officer, is set forth above.

         Stephen P. Hindle, age 44, has been Vice President - Sales & Marketing of the Company since January 31, 2000. Mr. Hindle was Regional Vice President of the Company from December 1997 to December 1999, Regional Sales Manager from January 1997 to November 1997 and Director of Marketing from March 1996 to December 1996.

         Robert E. O'Neil, Jr., age 51, has been Vice President - National Accounts of the Company since December 1997. From November 1996 to November 1997, he was Vice President - Sales of the Company. From September 1994 to November 1996, he was Vice President - Sales of Superior Chaircraft Corporation, a seating manufacturing company.

         Timmouthy G. Zemer, age 32, has been Vice President - Operations of the Company since May 1997. From June 1994 to May 1997, he was Director of Operations of the Company.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth, for the fiscal years ended December 31, 2000, 1999 and 1998, the compensation paid by the Company to the Company's Chief Executive Officer, and each other executive officer earning in excess of $100,000 during 2000, in all capacities in which they served:

                           Summary Compensation Table

                                                                                  Long Term
                                                                                Compensation
                                              Annual Compensation                  Awards
                                  --------------------------------------------   ----------
                                                                                 Securities
Name and                                                      Other Annual       Underlying          All Other
Principal Position          Year    Salary       Bonus        Compensation       Options (#)      Compensation (1)
------------------          ----    ------       -----        ------------       -----------      ----------------
John L. Hobey (2)           2000    $168,846     $  --             *                25,000              $4,628
Chief Executive Officer     1999     160,000        --             *                25,000               4,591
                            1998      83,962        --             *                25,000                 --

William F. Crabtree (3)     2000     125,308        --             *                12,500               2,002
Former Chief Financial      1999     120,000        --             *                12,500               3,302
  Officer                   1998      69,322        --             *                12,500               1,937

Stephen P. Hindle (4)       2000     109,576      5,000            *                 1,500               3,263
Vice President - Sales &
  Marketing

Robert E. O'Neil, Jr.       2000     124,973      5,000            *                 1,000               3,617
Vice President - National   1999     119,931      5,000            *                 2,500               3,619
  Accounts                  1998     119,931     10,000            *                   --                9,270

Neil F. Suffa (5)           2000      97,500      5,000            *                 1,500               2,928
Former Chief Financial      1999      72,531      5,000            *                 3,500               2,302
  Officer and Corporate     1998      63,769      5,000            *                 2,500               1,913
  Controller

Timmouthy G. Zemer (6)      2000      99,423      5,000            *                 1,000               2,992
Vice President -
  Operations

__________________

* The dollar value of perquisites and other personal benefits received by the named executive officer during the fiscal year did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus reported for that year.

(1) The amounts shown represent employer contributions for each of the named executive officers to the Company's 401(k) Plan to match elective deferral contributions made by each to such Plan.
(2)  Mr. Hobey's employment with the Company commenced on June 17, 1998.
(3) Mr. Crabtree's employment with the Company commenced on June 17, 1998 and terminated on July 1, 2000. The amounts shown for 2000 include payments to Mr. Crabtree under the terms of a severance agreement with the Company.
(4) Mr. Hindle became an executive officer of the Company on January 31, 2000. The amounts shown for 2000 include all compensation paid to Mr. Hindle by the Company from January 1, 2000.

(5)  Mr. Suffa's employment with the Company terminated on December 31, 2000.
(6) Mr. Zemer became an executive officer of the Company on October 25, 2000. The amounts shown for 2000 include all compensation paid to Mr. Zemer by the Company from January 1, 2000.

         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group health, dental, disability and life insurance.

Stock Options

         The following table contains information concerning grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2000:

                        Option Grants In Last Fiscal Year
                               (Individual Grants)

                                                   Percent of Total
                           Number of Securities   Options Granted to   Exercise or                        Grant Date
                            Underlying Options       Employees in       Base Price       Expiration     Present Value
Name                           Granted (1)            Fiscal Year       ($/Sh) (2)        Date (3)         ($) (4)
----                           -----------            -----------       ----------        --------         -------
John L. Hobey                     25,000                 52.6%           $1.875           1/31/06          $20,500

William F. Crabtree               12,500 (5)             26.3%           $1.875           1/31/06          $10,250

Stephen P. Hindle                  1,500                  3.2%           $1.875           1/31/06           $1,230

Robert E. O'Neil, Jr.              1,000                  2.1%           $1.875           1/31/06             $820

Neil F. Suffa                      1,500 (6)              3.2%           $1.875           1/31/06           $1,230

Timmouthy G. Zemer                 1,000                  2.1%           $1.875           1/31/06             $820

___________________

(1) The options listed in the table were granted on January 31, 2000 and vest 25% per year commencing six months after the date of grant.
(2) The exercise price for the options listed in the table was the average of the high and low trading prices of the Common Stock on the date of grant. The exercise price may be paid in cash, in shares of Common Stock of the Company valued at fair market value on the date of exercise, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all required withholding and other deductions.
(3) The options listed in the table expire January 31, 2006. An earlier expiration date may apply in the event of the optionee's termination of employment, retirement, death or disability.
(4) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.6%, dividend yield of 0.0%, a weighted average expected life of the option of 5 years and a volatility factor of .403 for 2000.
(5) The options granted to Mr. Crabtree expired on September 29, 2000 following the termination of his employment with the Company.
(6) All options held by Mr. Suffa expired on March 31, 2001 following the termination of his employment with the Company.

Option Exercises and Holdings

         None of the executive officers named in the Summary Compensation Table exercised options during the fiscal year ended December 31, 2000. The following table sets forth information with respect to the value of all unexercised stock options held by such officers as of the end of the fiscal year:

                          Fiscal Year End Option Values

                                          Number of Securities                       Value of Unexercised
                                         Underlying Unexercised                      In-the-Money Options
                                       Options at Fiscal Year End                   at Fiscal Year End (1)
                                       --------------------------                   ----------------------
Name                                Exercisable         Unexerciseable        Exercisable         Unexerciseable
----                                -----------         --------------        -----------         --------------
John L. Hobey                          56,250                 18,750               --                   --

William F. Crabtree                      -- (2)                -- (2)              --                   --

Stephen P. Hindle                      17,875                  2,375               --                   --

Robert E. O'Neil, Jr.                  23,375                  5,125               --                   --

Neil F. Suffa                          12,593.75 (3)           3,656.25 (3)        --                   --

Timmouthy G. Zemer                     18,218.75               4,031.25            --                   --

_______________

(1) The value of the unexercised options at fiscal year end is calculated by determining the difference between the fair market value of the Common Stock on December 31, 2000 and the exercise price of such options. The average of the high and low sales prices of the Common Stock of the Company on the last trading day prior to December 31, 2000, as reported by The Nasdaq National Market, was $1.625. All of the options identified in the table had an exercise price that was higher than $1.625 on December 31, 2000, and therefore all of the options were out-of-the money on that date.
(2) All options held by Mr. Crabtree expired on September 29, 2000 following the termination of his employment with the Company.
(3) All options held by Mr. Suffa expired on March 31, 2001 following the termination of his employment with the Company.


Directors' Compensation

         Each non-employee director of the Company receives an annual retainer of $5,000 payable quarterly, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. Each director is also reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.

         Effective May 12, 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Outside Directors' Plan"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to the 2000 Outside Directors' Plan is 25,000. The 2000 Outside Directors' Plan is administered by the Compensation Committee of the Board of Directors of the Company, and will terminate following the annual meeting of shareholders in 2005. The 2000 Outside Directors' Plan replaced the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Outside Directors' Plan"), which terminated following the annual meeting of shareholders in 2000. All outstanding options granted under the 1996 Outside Director's Plan remained outstanding in accordance with their terms.

         Under the 2000 Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors receives an option to purchase 1,000 shares of Common Stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the 2000 Outside Directors' Plan is equal to the fair market value of the Common Stock on the date of grant. Each option is granted for a term of ten years and is first exercisable on the date that is six months from the date of grant of the option. Options granted under the 2000 Outside Directors' Plan may be exercised in whole or in part at any time upon payment by the optionee of the exercise price in cash or by surrendering previously-owned shares of Common Stock to the Company with a fair market value not less than the exercise price. In addition, the Company will cooperate in a cashless exercise of an option upon the request of a participant.

         Prior to its termination, under the 1996 Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors received an option to purchase 1,000 shares of Common Stock on the first business day following each annual meeting of shareholders. The terms of the options granted under the 1996 Outside Directors' Plan were similar to the terms of the options that are being granted under the 2000 Outside Directors' Plan.

Compensation Committee Interlocks and Insider Participation

         Theodore L. Chandler, Jr. served on the Compensation Committee of the Board of Directors until May 12, 2000. Prior to February 1, 2000, he was a member of the law firm of Williams, Mullen, Clark & Dobbins, which serves as counsel to the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of March 9, 2001, by each director and nominee of the Company, by those current and former executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" in Item 11 above, and by all of the directors and executive officers as a group.

                                            Amount and Nature of Beneficial Ownership (1)
                                      ----------------------------------------------------------

                                                                        Acquirable Within           Percent of
Name                                          Common Stock                 60 Days (2)               Class (3)
----                                          -------------                -----------               ---------
Theodore L. Chandler, Jr.                         25,000                       5,000                     *
William F. Crabtree                              211,000 (4)                 600,000 (5)                16.4%
J. Wesley Hall                                   375,900                       1,000                     8.7%
Stephen P. Hindle                                    200                      17,875                     *
John L. Hobey                                    262,211 (4)                 656,250 (5)                18.4%
Anthony F. Markel                                559,035 (6)                   5,000                    13.0%
Robert F. Mizell                                  27,500                       5,000                     *
Edwin W. Mugford                                 157,545                       2,000                     3.7%
Robert E. O'Neil, Jr.                              3,000                      45,875                     1.1%
Troy A. Peery, Jr.                               174,376                       5,000                     4.1%
William Sydnor Settle                            260,211 (4)                 602,000 (5)                17.5%
Neil F. Suffa                                      7,093                      12,593.75 (7)              *
Timmouthy G. Zemer                                 5,973                      18,218.75                  *

All directors and executive
  officers as a group (11
  persons)                                     1,646,951                     763,218.75                 47.1%

___________________

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock of the Company.

(1) Beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under which, in general, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2) The amounts shown represent shares of Common Stock that can be purchased upon the exercise of vested stock options.
(3) Percentages for shares beneficially owned are based on 4,337,391 shares of Common Stock issued and outstanding at March 9, 2001.
(4) The amount shown includes 204,000 shares of Common Stock beneficially owned by Great Lakes, of which Messrs. Crabtree, Hobey and Settle are principals.
(5) The amount shown includes 600,000 shares of Common Stock that may be acquired pursuant to stock options held by Great Lakes, of which Messrs. Crabtree, Hobey and Settle are principals.

(6) The amount shown includes 264,817 shares of Common Stock beneficially owned by a family limited partnership. Mr. Markel has sole voting and dispositive power for the general partner of the family limited partnership.
(7) The options shown in the table for Mr. Suffa expired unexercised on March 31, 2001.

Security Ownership of Certain Beneficial Owners

         The persons, groups or other entities known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock as of March 9, 2001 are set forth in the following table:

Name and Address                                            Number of Shares
of Beneficial Owner                                      Beneficially Owned (1)           Percent of Class (2)
-------------------                                      ----------------------           --------------------
Great Lakes Capital, LLC                                     1,047,250 (3)                        21.0%
W. Sydnor Settle
Thomas H. Corson
William F. Crabtree
John L. Hobey
Charles B. Kaufmann, III
Thomas J. McGrath
  310 South Street
  Morristown, NJ. 07960

Anthony F. Markel                                             564,035 (4)                         13.0%
  c/o Markel Corporation
  4521Highwoods Parkway
  Glen Allen VA 23060-6148

Royce & Associates, Inc.                                      407,600 (5)                         9.4%
Charles M. Royce
  1414 Avenue of the Americas
  New York, New York  10019

SAFECO Resource Series Trust                                  331,900 (6)                         7.7%
  10865 Willows Road NE
  Redmond, Washington  98052
SAFECO Asset Management Company
  601 Union Street, Suite 2500
  Seattle, Washington  98101
SAFECO Corporation
  SAFECO Plaza
  Seattle, Washington  98185

J. Wesley Hall                                                376,900 (7)                         8.7%
  15 Broad Run Road
  Manakin-Sabot, VA 23103

John C. Cullather                                             232,650 (8)                         5.4%
  16 Ellensview Circle
  Richmond, Virginia  23226

__________________

(1) Beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2) Percentages for shares beneficially owned are based on 4,337,391 shares of Common Stock issued and outstanding at March 9, 2001.
(3) In Amendment No. 2 to a Joint Schedule 13D filed with the SEC on September 12, 2000, Great Lakes Capital, LLC reported beneficial ownership of 804,000 shares of Common Stock. Of that amount, Great Lakes reported that it had sole voting and dispositive power with respect to 204,000 shares of Common Stock and it would have, upon the exercise of certain stock options, sole voting and dispositive power with respect to an additional 600,000 shares of Common Stock. Each of Messrs. Settle, Corson, Crabtree, Hobey, Kaufmann and McGrath reported that he had sole voting and dispositive power with respect to 56,211, 53,211, 7,385, 58,211, 6,771 and 3,211 shares of Common
     Stock, respectively. Each of Messrs. Settle, Crabtree and Hobey reported that he would have, upon the exercise of certain stock options, sole voting and dispositive power with respect to an additional 2,000, 25,000 and 37,500 shares of Common Stock, respectively. The amounts reported in the Joint Schedule 13D have been adjusted for purposes of the table to reflect the expiration of Mr. Crabtree's options on September 29, 2000 following the termination of his employment with the Company and the vesting of options held by Mr. Hobey with respect to an additional 18,750 shares of Common Stock.
(4) Mr. Markel has beneficial ownership of 564,035 shares of Common Stock, of which 299,218 shares are held directly and 264,817 shares are held indirectly through a family limited partnership. Mr. Markel has sole voting and dispositive power for the general partner of the family limited partnership.
(5) In Amendment No. 1 to Schedule 13G filed with the SEC on February 5, 2001, Royce & Associates, Inc. and Charles M. Royce reported beneficial ownership as of December 31, 2000 of 407,600 shares of Common Stock.
(6) In Amendment No. 5 to Schedule 13G filed with the SEC on January 23, 2001, SAFECO Resource Series Trust, SAFECO Asset Management Company and SAFECO Corporation reported beneficial ownership as of December 31, 2000 of 331,900 shares of Common Stock. The Schedule 13G reported that such shares were owned beneficially by registered investment companies for which SAFECO Asset Management Company serves as investment adviser and included the shares beneficially owned by SAFECO Resource Series Trust.
(7) In Amendment No. 1 to Schedule 13D filed with the SEC on May 17, 2001, J. Wesley Hall reported beneficial ownership as of that date of 376,900 shares of Common Stock. Mr. Hall reported that he had sole voting and dispositive power with respect to all such shares.
(8) In a Schedule 13D filed with the SEC on August 17, 2000, John C. Cullather reported beneficial ownership as of June 18, 2000 of 232,650 shares of Common Stock. Of that amount, Mr. Cullather reported that he had sole voting and dispositive power with respect to 226,144 shares of Common Stock and shared voting and dispositive power with respect to 7,506 shares of Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of
changes  in  ownership  of  Common  Stock  with  the   Securities  and  Exchange
Commission. Such persons are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were satisfied for events and transactions that occurred in 2000, except that Stephen P. Hindle inadvertently filed late a Form 3 in March 2000.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management

         John L. Hobey, the Company's Chief Executive Officer, William F. Crabtree, the Company's former Chief Financial Officer, and William Sydnor Settle, a director of the Company, are principals of Great Lakes and GLC. Great Lakes, GLC and the Company entered into a Management and Consulting Agreement (the "Consulting Agreement") and the Voting and Standstill Agreement (the "Standstill Agreement") in June 1998. Great Lakes, GLC and the Company agreed to certain amendments to the Standstill Agreement in July 2000 to allow Great Lakes and certain of its affiliates to acquire additional shares of Common Stock for investment purposes.

         Under the Consulting Agreement, Great Lakes agreed to provide certain management and consulting services to the Company for an 18-month period, including making available to the Company two of its members, Messrs. Hobey and Crabtree, to serve as Chief Executive Officer and Chief Financial Officer, respectively, of the Company. In connection with the Consulting Agreement, Messrs. Hobey and Crabtree each entered into a written employment agreement with the Company for a term of 18 months commencing on June 17, 1998. The Company also appointed Messrs. Hobey and Settle to its Board of Directors. In connection with the execution of the Consulting Agreement, Great Lakes purchased 200,000 shares of Common Stock directly from the Company. Also, as consideration for services under the Consulting Agreement, Great Lakes acquired an option to purchase up to 600,000 shares of the Common Stock (the "Option"). The Option is fully vested and immediately exercisable by Great Lakes in blocks of 150,000 shares each at exercise prices of $3.00, $4.50, $6.00 and $7.50, respectively. The option expires June 30, 2003.

         Under the Standstill Agreement, GLC and Great Lakes would, during the duration of the Agreement, take such actions as may be required so that the shares of Common Stock beneficially owned and entitled to be voted by GLC and Great Lakes and their affiliates would be voted (i) with respect to the nominees to the Board of Directors of the Company, in accordance with the recommendations of the Board, and (ii) with respect to any election contest initiated by any person in connection with a tender offer, in the same proportion as the total votes cast by or on behalf of all of the Company's shareholders (other than GLC, Great Lakes and their affiliates). In all other matters to be voted upon by the Company's shareholders, Great Lakes and its affiliates are permitted under the Standstill Agreement to vote in their independent judgment, notwithstanding the recommendation of the Board of Directors. The Standstill Agreement also prohibits Great Lakes and its affiliates from beneficially owning greater than 25% of the outstanding shares of the Company's common stock.

         Anthony F. Markel, Chairman of the Board and a director of the Company, is the President and a director of Markel. Evanston Insurance Company, a wholly owned subsidiary of Markel, provided directors and officers insurance to the Company during 2000 at fees that are customary for such services.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial statements, financial statement schedules and reports included in this Annual Report on Form 10-K

             (1)    Financial Statements

                    The response to this portion of Item 14 is submitted as a separate section of this report.

             (2)    Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ending December 31, 2000, is included in Note 15 of the Notes to consolidated financial statements on page 44 of this Annual Report on Form 10-K. Schedules other than that listed above have been omitted because such schedules are not required or are not applicable.

             (3) The exhibits that are required to be filed or incorporated by reference herein are as follows:

             Exhibit No.                       Document
             -----------                       --------

                3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Company's Registration Statement on Form SB-2, as amended, File No. 333-3188 (the "Form SB-2").

                3.2 Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File No. 0-20743.

                4 Form of Stock Certificate, incorporated by reference to Exhibit 4 of the Form SB-2.

                10.1 Buy-Sell Agreement, dated May 15, 1996, between the Company and Gregory P. Campbell, incorporated by reference to Exhibit 10.8 of the Form SB-2.

                10.2 Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, File No. 0-20743.

                10.3 Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to
                           Exhibit 10.11 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, File No. 0-20743.

                10.4 Management and Consulting Agreement, dated June 17, 1998, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

                10.5 Voting and Standstill Agreement, dated June 17, 1998, between the Company, Great Lakes Capital, LLC and Great Lakes Capital, Inc., incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

                10.6 Registration Rights Agreement, dated June 17, 1998, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

                10.7 Amendment No. 1 to Voting and Standstill Agreement, dated as of July 21, 2000, between the Company, Great Lakes Capital, LLC and Great Lakes Capital, Inc., incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 21, 2000, File No. 0-20743.

                10.8 Amendment No. 1 to Registration Rights Agreement, dated as of July 21, 2000, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated July 21, 2000, File No. 0-20743.

                10.9 Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer, the Company and A.G. Bertozzi, J. Cullather, J. Wesley Hall, Anthony
                           F. Markel, Gary L. Markel, Robert F. Mizell, E.W. Mugford and Troy A. Peery, Jr. incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed September 30, 1999, File No. 0-20743.

                10.10 Stock Redemption and Sale Agreement, made effective as August 31, 1999, by and between the Company and Thomas H. Carson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W. Sydnor Settle, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed September 30, 1999, File No. 0-20743.

                10.11 Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Company, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File 0-20743.

                10.12 Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the Company, incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File 0-20743.

                10.13 Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended on May 12, 2000.*

                10.14 Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee Directors, as amended May 12, 2000, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

                10.15 Open Plan Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended May 12, 2000, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

                10.16 Open Plan Systems, Inc. Employee Stock Purchase and Bonus Plan and Prospectus, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, File No. 333-38588.

                10.17 Severance and Release Agreement, dated July 1, 2000, between the Company and William F. Crabtree, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 1, 2000, File No. 0-20743.

                10.18 Loan Agreement between Michigan Strategic Fund and the Company, dated June 1, 2000.*

                10.19 Reimbursement and Security Agreement between the Company and Wachovia Bank, N.A., dated June 1, 2000.*

                10.20 Commitment Letter between the Company and Wachovia Bank, dated March 15, 2000.*

                10.21 Amendment to Commitment Letter between the Company and Wachovia Bank, dated August 1, 2000.*

                10.22 Waiver letter between the Company and Wachovia Bank, N.A., dated May 23, 2001.*

                21         Subsidiaries of the Company.*

                23         Consent of Ernst & Young LLP.*
                _________________

                *  Filed herewith

         (b)    Reports on Form 8-K.

                None.

         (c)    Exhibits

                The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)    Financial Statement Schedules

                The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OPEN PLAN SYSTEMS, INC.



Dated:  May 23, 2001                         By: /s/ John L. Hobey
                                                 -------------------------------
                                                 John L. Hobey
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                        Title                             Date
                 ---------                                        -----                             ----

             /s/ John L. Hobey                            Chief Executive Officer                May 23, 2001
------------------------------------------                     and Director
                John L. Hobey                        (Principal Executive, Financial
                                                          and Accounting Officer)


       /s/ Theodore L. Chandler, Jr.                            Director                         May 23, 2001
------------------------------------------
         Theodore L. Chandler, Jr.


            /s/ J. Wesley Hall                                  Director                         May 23, 2001
------------------------------------------
              J. Wesley Hall


           /s/ Anthony F. Markel                                Director                         May 23, 2001
------------------------------------------
             Anthony F. Markel


           /s/ Robert F. Mizell                                 Director                         May 23, 2001
------------------------------------------
             Robert F. Mizell


           /s/ Edwin W. Mugford                                 Director                         May 23, 2001
------------------------------------------
             Edwin W. Mugford


          /s/ Troy A. Peery, Jr.                                Director                         May 23, 2001
------------------------------------------
            Troy A. Peery, Jr.


           /s/ W. Sydnor Settle                                 Director                         May 23, 2001
------------------------------------------
             W. Sydnor Settle


                                  EXHIBIT INDEX


    Exhibit No.                             Document
    -----------                             --------

       3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Company's Registration
                   Statement on Form SB-2, as amended, File No. 333-3188 (the "Form SB-2").

       3.2         Amended and  Restated  Bylaws,  incorporated  by reference to
                   Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File No. 0-20743.

       4           Form of  Stock  Certificate,  incorporated  by  reference  to
                   Exhibit 4 of the Form SB-2.

       10.1 Buy-Sell Agreement, dated May 15, 1996, between the Company and Gregory P. Campbell, incorporated by reference to Exhibit
                   10.8 of the Form SB-2.

       10.2 Form of Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, File No. 0-20743.

       10.3 Form of Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, File No. 0-20743.

       10.4 Management and Consulting Agreement, dated June 17, 1998, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

       10.5 Voting and Standstill Agreement, dated June 17, 1998, between the Company, Great Lakes Capital, LLC and Great Lakes Capital, Inc., incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

       10.6 Registration Rights Agreement, dated June 17, 1998, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20743.

       10.7 Amendment No. 1 to Voting and Standstill Agreement, dated as of July 21, 2000, between the Company, Great Lakes Capital, LLC and Great Lakes Capital, Inc., incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 21, 2000, File No. 0-20743.

       10.8 Amendment No. 1 to Registration Rights Agreement, dated as of July 21, 2000, between the Company and Great Lakes Capital, LLC, incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated July 21, 2000, File No. 0-20743.

       10.9 Stock Purchase Agreement, dated as of August 31, 1999, by and between Stan A. Fischer, the Company and A.G. Bertozzi, J. Cullather, J. Wesley Hall, Anthony F. Markel, Gary L. Markel, Robert F. Mizell, E.W. Mugford and Troy A. Peery, Jr. incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed September 30, 1999, File No. 0-20743.

       10.10 Stock Redemption and Sale Agreement, made effective as August 31, 1999, by and between the Company and Thomas H. Carson, William F. Crabtree, John L. Hobey, Charles Kaufmann and W. Sydnor Settle, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed September 30, 1999, File No. 0-20743.

       10.11 Commercial Lease Contract, dated May 1, 1998, between Liberty Property Limited Partnership and the Company, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File 0-20743.

       10.12 Commercial Lease Contract, dated September 18, 1998, between Quality Dairy Company and the Company, incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A (Amendment No. 1), File 0-20743.

       10.13 Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended on May 12, 2000.*

       10.14 Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee Directors, as amended May 12, 2000, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

       10.15 Open Plan Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended May 12, 2000, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

       10.16 Open Plan Systems, Inc. Employee Stock Purchase and Bonus Plan and Prospectus, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, File No. 333-38588.

       10.17 Severance and Release Agreement, dated July 1, 2000, between the Company and William F. Crabtree, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 1, 2000, File No. 0-20743.

       10.18 Loan Agreement between Michigan Strategic Fund and the Company, dated June 1, 2000.*

       10.19 Reimbursement and Security Agreement between the Company and Wachovia Bank, N.A., dated June 1, 2000.*

       10.20 Commitment Letter between the Company and Wachovia Bank, dated March 15, 2000.*

       10.21 Amendment to Commitment Letter between the Company and Wachovia Bank, dated August 1, 2000.*

       10.22 Waiver letter between the Company and Wachovia Bank, N.A., dated May 23, 2001.*

       21          Subsidiaries of the Company.*

       23          Consent of Ernst & Young LLP.*

       ____________________

       *  Filed herewith