Form 10-Q
period 2001-03-31
OPEN PLAN SYSTEMS INC
filed 2001-06-28
CIK 1011738

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number: 0-20743


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     As of the close of business on June 14, 2001, Open Plan Systems, Inc. had 4,337,391 shares of Common Stock, no par value, outstanding.


--------------------------------------------------------------------------------

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents



PART I.     FINANCIAL INFORMATION                                           Page
---------------------------------                                           ----

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 2001 (unaudited)           1
              and December 31, 2000

           Consolidated Statements of Operations - Three months               2
              ended March 31, 2001 and 2000 (unaudited)

           Consolidated Statements of Cash Flows - Three months               3
              ended March 31, 2001 and 2000 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 2001        4

Item 2.    Management's Discussion and Analysis of                            9
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        16


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                                 17

Item 2.    Changes in Securities and Use of Proceeds                         17

Item 3.    Defaults Upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of                                17
              Security Holders

Item 5.    Other Information                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17


SIGNATURES
----------

                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                       March 31,       December 31,
                                                                         2001              2000
                                                                  ------------------------------------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $        19      $       244
   Cash and cash equivalents externally restricted under
      bond indenture agreement                                              2,220            2,190
   Accounts receivable, net                                                 6,954            7,834
   Inventories                                                              6,004            6,278
   Prepaids and other                                                         568              458
   Refundable income taxes                                                     62                -
                                                                  ------------------------------------
TOTAL CURRENT ASSETS                                                       15,827           17,004

Property and equipment, net                                                 2,206            2,393
Goodwill, net                                                               3,606            3,664
Other                                                                         236              271
                                                                  ------------------------------------
TOTAL ASSETS                                                          $    21,875      $    23,332
                                                                  ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $     2,595      $     2,595
   Revolving line of credit                                                 4,476            3,366
   Trade accounts payable                                                   2,813            3,709
   Accrued compensation and related costs                                     460            1,121
   Other                                                                      735              631
   Customer deposits                                                          734              860
                                                                  ------------------------------------
TOTAL CURRENT LIABILITIES                                                  11,813           12,282

Long-term debt                                                                204              227
Other long-term liabilities                                                    62               20
                                                                  ------------------------------------
TOTAL LIABILITIES                                                          12,079           12,529

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,337 at 3/31/01                      18,537           18,561
                                   - 4,352 at 12/31/00
   Additional capital                                                         137              137
   Accumulated deficit                                                     (8,821)          (7,840)
   Accumulated other comprehensive income                                       2                4
   Notes receivable from employees for sale of stock                          (59)             (59)
                                                                  ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                  9,796           10,803
                                                                  ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $    21,875      $    23,332
                                                                  ====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                  (amounts in thousands, except per share data)

                                                                          Three Months ended
                                                                                March 31,
                                                                          2001             2000
                                                                  ------------------------------------

Net sales                                                             $     9,962      $     9,333
Cost of sales                                                               7,449            6,420
                                                                  ------------------------------------

Gross profit                                                                2,513            2,913


Operating expenses:
   Amortization of intangibles                                                 68               68
   Selling and marketing                                                    2,402            1,927
   General and administrative                                                 910              594
                                                                  ------------------------------------
                                                                            3,380            2,589
                                                                  ------------------------------------
Operating (loss) income                                                      (867)             324


Other (income) expense:
   Interest expense                                                            79               98
   Other, net                                                                  35               (2)
                                                                  ------------------------------------
                                                                              114               96
                                                                  ------------------------------------
(Loss) income before income taxes                                            (981)             228


Income taxes                                                                    -              104
                                                                  ------------------------------------
Net (loss) income                                                     $      (981)     $       124
                                                                  ====================================

Basic and diluted (loss)  income per common share                     $      (.23)     $       .03
                                                                  ====================================
Diluted weighted average common shares
outstanding                                                                 4,339            4,405
                                                                  ====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                          Three Months ended
                                                                                March 31,
                                                                          2001             2000
                                                                  ------------------------------------
Operating activities
Net (loss) income                                                     $      (981)     $       124

Adjustments to reconcile net (loss) income to net cash used
   in operating activities:
   Provision for losses on receivables                                         30               29
   Depreciation and amortization                                              300              301
   Deferred income taxes                                                        -              102
   Changes in operating assets and liabilities:
     Accounts receivable                                                      850             (541)
     Inventories                                                              274             (276)
     Prepaids and other                                                      (147)             (88)
     Trade accounts payable                                                  (896)            (162)
     Customer deposits                                                       (126)               1
     Accrued and other liabilities                                           (517)             (71)
                                                                  ------------------------------------
Net cash used in operating activities                                      (1,213)            (581)

Investing activities
Increase in cash and cash equivalents externally restricted
   under bond indenture agreement                                             (30)               -
Purchases of property and equipment                                           (45)            (163)
                                                                  ------------------------------------
Net cash used in investing activities                                         (75)            (163)

Financing activities
Net borrowings on revolving line of credit                                  1,110              826
Purchase of common stock                                                      (24)               -
Principal payments on long-term debt, and capital lease
   obligations                                                                (23)             (16)
                                                                  ------------------------------------
Net cash provided by financing activities                                   1,063              810
                                                                  ------------------------------------

Change in cash and cash equivalents                                          (225)              66

Cash and cash equivalents at beginning of period                              244               13
                                                                  ------------------------------------
Cash and cash equivalents at end of period                            $        19      $        79
                                                                  ====================================

Supplemental disclosures
Interest paid                                                         $       104      $        87
                                                                  ====================================
Income taxes paid                                                     $        79      $        42
                                                                  ====================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

1. Principles of Presentation

         The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, the March 31, 2001 financial statements reflect all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to proceeding interim periods. Therefore, information presented for the quarter ended March 31, 2000 reflects amounts previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

2. Subsequent Events

         On June 20, 2001, the Company began the implementation of a restructuring plan that will close its remanufacturing facility in Lansing, Michigan and consolidate remanufacturing operations in Richmond, Virginia; close five unprofitable sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduce the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructure back office operations at the Company's headquarters in Richmond, Virginia. Approximately 65 employees are expected to be affected by the restructuring initiatives. The restructuring initiatives are expected to be fully implemented within 30 days. Severance will be offered to employees affected by the restructuring initiatives. The Company expects to hire additional employees in Richmond as necessary to meet production requirements.

         As a result of the restructuring, the Company expects to write off approximately $3.6 million of goodwill associated with the Lansing facility. The Company also anticipates a yet to be determined restructuring charge in the second and third quarters of 2001.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


3. Mexican Subsidiaries

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

4. Inventories

         Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                                           March 31,          December 31,
                                             2001                 2000
                                         ---------------------------------
                                          (Unaudited)

Components and fabric                        $  4,652            $ 4,494
Jobs in process and finished goods              1,352              1,784
                                         ---------------------------------
                                             $  6,004            $ 6,278
                                         =================================


5. Income Taxes

         The Company did not record any tax benefit associated with the net loss for the quarter ended March 31, 2001 due to the uncertainty of the realization of potential benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

6. Indebtedness

         In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new production facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. At March 31, 2001, the Company had $2.2 million of cash and cash equivalents externally restricted under the bond indenture, which is reflected in the consolidated balance sheets.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


Borrowings associated with the Industrial Revenue Bonds totaled $2.5 million at March 31, 2001 and bore interest at a weekly variable tax exempt rate of interest based upon the credit worthiness of the underlying letter of credit (3.60% at March 31, 2001). The obligations are secured by substantially all of the assets of the Company. The bond indenture and related agreements require the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants, and therefore this debt is included in the current portion of long-term debt in the accompanying balance sheets.

         During April 2000, the Company negotiated a revolving line of credit with a financial institution, which is secured by substantially all the assets of the Company. This credit facility provided for borrowings up to 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $2,000,000, with a maximum borrowing amount of $5,000,000. The maximum borrowing amount was increased, pursuant to an amendment by the parties dated August 1, 2000, to $5,250,000. Borrowings under the line of credit bear interest at a floating rate, which is linked to either LIBOR or prime. Outstanding borrowings under the line of credit amounted to $4,476,000 at March 31, 2001 and bore interest at a rate of 7.33%.

         The letter of credit and revolving line of credit facilities are with the same financial institution and are cross-collateralized. The financial institution requires the Company to meet certain restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants.

         At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit and revolving line of credit facilities. The Company's independent auditors, in its report on the Company's financial statements for December 31, 2000, have expressed substantial doubt as to the Company's ability to continue as a going concern. See Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

         In May 2001, the Company entered into a forbearance agreement whereby its bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a limitation on borrowings under the line of credit of $4,650,000. Also, any disbursements by the Company of the approximately $2.2 million at March 31, 2001 in

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


remaining proceeds from the Industrial Revenue Bonds held as restricted cash by the Company are subject to the approval of the bank in its sole discretion (see
Note 10 for additional information). Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

         As of June 27, 2001, the Company has been unable to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants, or an extension of the forbearance agreement. However, discussions with the bank are continuing. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing credit facilities. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

7. Comprehensive Income (Loss)

         Comprehensive loss for the quarter ended March 31, 2001 was $983,000, as compared to a net loss of $981,000. The difference between net loss and comprehensive loss is due to foreign currency translation gains and losses.

8. Repurchases of Common Stock

         In 2000, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's Common Stock. During the quarter ended March 31, 2001, the Company repurchased 15,000 shares of its Common Stock at an aggregate cost of approximately $24,000.

9. Impact of Recently Issued Standards

         The Company adopted the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. The

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


implementation of this new standard did not have a material effect on the Company's consolidated results of operations or financial position.

10. Other

         On April 30, 2000, the Company signed a contract for the construction of a new production facility in Lansing, Michigan. The Company purchased a 5-acre building site and is in the process of constructing an approximately 70,000 square-foot facility. The cost of completing the project is approximately $1.9 million. The Company has been unable to make two progress payments totaling approximately $938,000. The contractor has declared a default under the construction agreement. The forbearance agreement with the bank prohibits the Company from utilizing the approximately $2.2 million of remaining cash proceeds from the Company's Industrial Revenue Bonds. At this time, the Company is unable to determine whether the bank will permit such payments in the future. The Company is presently unable to determine what impact these actions may have on the Company's financial position or results of operations.

                             OPEN PLAN SYSTEMS, INC.



            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

              THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH 2000

Delay in Filing of Form 10-Q for the Quarter Ended March 31, 2001

         Reasons for the Delay. As previously disclosed in the Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"), the Company experienced delays in completing its 2000 financial statements and filing the Form 10-K and this Form 10-Q. In the process of preparing the Company's financial statements for the year ended December 31, 2000, the Company's management and its independent auditors determined that certain balance sheet accounts, including, but not limited to, inventory, accounts receivable and cash, had not been periodically reconciled to subsidiary records so as to permit the timely preparation of year end financial statements. The fiscal 2000 year end closing process and the subsequent time consuming task of reconciling these accounts were further complicated by the unexpected departures of the Company's Chief Financial Officer and Controller in December 2000 and its Assistant Controller in March 2001.

         As a result of the Chief Financial Officer and Controller's departure, the Company was left at year end 2000 without the continuity customarily provided by a key member of its financial management team. The departure of the Company's Assistant Controller during the process of resolving the recordkeeping issues and preparing financial statements caused further delay as the Company then had to recruit and hire two outside experienced financial consultants to assist in the year end closing process and the preparation of the Company's Form 10-K and Form 10-Q. The absence of employees familiar with the Company's operations, information systems, banking arrangements and accounting transactions for the year severely hampered the Company's ability to quickly address the accounting deficiencies and to complete customary year end and quarter-end closing procedures.

         The various delays caused by the time consuming task of resolving the recordkeeping issues and by the turnover in financial personnel during the year end closing and audit process led to the filing of the Form 10-K and Form 10-Q after their respective due dates. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K.

         Accounting Deficiencies. The Company's senior management and the Audit Committee of the Board of Directors have been advised by the Company's independent auditors that because of the lack of experienced financial and accounting personnel as a result of the turnover at the Company and the Company's inability to reconcile accounts

                             OPEN PLAN SYSTEMS, INC.



in a timely manner, there existed a material weakness in the Company's internal controls and procedures during 2000 and for the quarter ended March 31, 2001. Certain weaknesses in the Company's inventory cost accounting and management information systems and inventory procedures also contributed to the accounting difficulties.

         No evidence of misappropriation of funds or other malfeasance has been discovered by senior management or financial consultants retained by the Company.

         In connection with the fiscal 2000 year end closing process, certain weaknesses were discovered in the Company's inventory systems and related procedures that may require replacement or upgrading of the Company's inventory cost accounting and management information systems and additional training of personnel. These system and procedural weaknesses led to the Company performing an additional physical inventory count at March 31, 2001 to assist in determining year end and quarter-end inventory balances.

         Remedial Actions. The Board of Directors of the Company has taken and intends to take appropriate remedial actions to assure that the accounting difficulties encountered during 2000 and first quarter 2001 are resolved. In the short term, two experienced financial consultants were retained by senior management and the Board of Directors to provide full time interim financial assistance, including assisting in the completion of the financial statements for the first quarter of 2001. At the direction of the Audit Committee, these consultants have begun to institute proper accounting reconciliation procedures. Continued enforcement of such procedures should prevent a reoccurrence of the recordkeeping problems experienced in 2000 and the first quarter of 2001. In addition, with respect to inventory, the Audit Committee expects to review and evaluate the inventory cost accounting and management information systems, as well as related procedures, and make recommendations to the Board of Directors. The Board of Directors intends to effect any necessary improvements to such systems and procedures as soon as practicable. In the interim, in order to mitigate additional problems, quarterly physical inventory counts have been implemented, beginning with the quarter ended March 31, 2001. Finally, the Company is actively searching for a permanent chief financial officer and controller to fill current vacancies.

Management Reorganization

         The Company's  Board of Directors  accepted the resignation of Mr. John
L. Hobey as Chief Executive Officer and a director of the Company effective May 25, 2001. Following Mr. Hobey's resignation, the Board appointed an interim Operating Committee to manage the day-to-day operations of the Company until a replacement can be found. The members of the Operating Committee are David E. Green, Vice President, Stephen P. Hindle, Vice President-Sales and Marketing, Robert E. O'Neil, Jr., Vice President-National Accounts and Thomas M. Mishoe, Jr., the former Chief Financial

                             OPEN PLAN SYSTEMS, INC.



Officer of Eskimo Pie Corporation and currently a consultant to the Company. The Operating Committee also has been tasked with the responsibility of formulating plans to address current issues facing the Company, including the exploration of all available strategic alternatives to enhance financial performance and shareholder value. The Board of Directors is actively engaged in recruiting a chief executive officer.

Restructuring

         As a result of analysis performed by the Operating Committee, on June 20, 2001, the Company began the implementation of a restructuring plan that will close its remanufacturing facility in Lansing, Michigan and consolidate remanufacturing operations in Richmond, Virginia; close five unprofitable sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduce the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructure back office operations at the Company's headquarters in Richmond, Virginia. Approximately 65 employees are expected to be affected by the restructuring initiatives. The restructuring initiatives are expected to be fully implemented within 30 days. Severance will be offered to employees affected by the restructuring initiatives. The Company expects to hire additional employees in Richmond as necessary to meet production requirements.

         As a result of the restructuring, the Company expects to write off approximately $3.6 million of goodwill associated with the Lansing facility. The Company also anticipates a yet to be determined restructuring charge in the second and third quarters of 2001.

Results of Operations

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to proceeding interim periods. Therefore, information presented for the quarter ended March 31, 2000 reflects amounts previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

         Net Sales. Sales for the three months ended March 31, 2001 were $9,962,000, an increase of approximately $629,000 or 6.7% versus the same period in 2000. The increase in first quarter 2001 sales was due primarily to sales generated by the Company's 80% owned joint venture in Mexico City, Mexico. Exclusive of approximately $970,000 of sales generated by the joint venture, sales by the Company's domestic sales offices and National Accounts group decreased by approximately 3.7% versus the same period in 2000.

         Gross Margin. The gross margin decreased to 25.2% in the first quarter of 2001 from 31.2% in the first quarter of 2000. The Company's gross margin during the first quarter of 2001 was impacted negatively by increased sales with lower margins generated by the

                            OPEN PLAN SYSTEMS, INC.



Company's joint venture in Mexico City, as discussed above. Higher than anticipated costs were incurred with shipping product across the border to Mexico. The Company is in the process of developing procedures that management believes will minimize these costs in the future. Additionally, the gross margin was impacted by increased discounting pressure in several markets. The Company anticipates that discounting pressure will continue due to the slowing of the economy. The Company is pursuing avenues to improve its production and shipping activities to reduce costs and to continue to improve quality.

         Operating Expenses. The Company's selling and marketing expenses increased by $475,000 to $2,402,000 from the $1,927,000 reported in the first quarter of 2000. This increase was due to the opening of two domestic sales offices after the first quarter of 2000 and the office in Mexico City, Mexico.

         General and administrative expenses increased by $316,000 to $910,000 in the first quarter of 2001 from the $594,000 reported in the first quarter of 2000. This increase was primarily due to increased accounting, legal and computer-consulting fees associated with the delay in filing the Company's Form 10-K and first quarter 2001 Form 10-Q, as previously discussed.

         Other Non-Operating Income and Expense. Total other expense increased to $114,000 for the first quarter of 2001 versus $96,000 for the first quarter of 2000. The minority interest in the Mexico City joint venture accounts for $37,000 of the $114,000 in the first quarter of 2001.

         Income Taxes. In the first quarter of 2001, the Company did not record any tax benefit associated with the net loss due to the uncertainty of the realization of potential tax benefits of future deductions. The Company will re-evaluate the realizablity of potential net deferred tax assets in future periods.

         Net Income (Loss). The net loss for the quarter ended March 31, 2001 was $981,000 versus net income of $124,000 for the quarter ended March 31, 2000. The net loss in 2001 was due principally to lower margins, costs associated with the opening of new sales offices and an increase in accounting, legal and computer consulting fees associated with the delay in filing the Company's Form 10-K and first quarter Form 10-Q, as previously discussed.

Liquidity and Capital Resources

         Violations of Loan Covenants. The Company maintains two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and revolving line of credit agreements require the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and

                            OPEN PLAN SYSTEMS, INC.



certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" below and Note 1 to the December 31, 2000 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a forbearance agreement whereby the bank agreed to temporarily waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. The forbearance agreement provides that the bank will refrain from exercising any rights based on such a default, including accelerating the maturity of the loans under the two credit facilities, until after June 30, 2001. Conditions to the forbearance agreement include a limitation on borrowings under the line of credit of $4,650,000. As of June 27, 2001, approximately $4.0 million was outstanding under the line of credit. Also, any disbursements by the Company of the approximately $2.2 million at March 31, 2001 in remaining proceeds from the Industrial Revenue Bonds held as restricted cash by the Company are subject to the approval of the bank in its sole discretion. Finally, the Company has paid the bank a forbearance fee of $89,368, which may be credited against any fees associated with any subsequent credit arrangements. Pursuant to the forbearance agreement, the bank maintains the right to declare a default and accelerate the loans under the two facilities after June 30, 2001 if the parties have not entered into amendments to the existing loan arrangements.

         As of June 27, 2001, the Company has been unable to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants, or an extension of the forbearance agreement. However, discussions with the bank are continuing. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing credit facilities. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

                            OPEN PLAN SYSTEMS, INC.



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

         Under the May 2001 forbearance agreement between the Company and the bank, the Company's maximum line of credit was reduced from $5,250,000 to $4,650,000. As of June 27, 2001, the Company had no availability under the facility. In addition, the forbearance agreement prohibits the Company from utilizing the approximately $2.2 million of remaining cash proceeds from the Company's Industrial Revenue Bonds related to the new Lansing, Michigan production facility now under construction without the prior approval of the bank. The cost of completing the project is approximately $1.9 million. The Company has been unable to make two progress payments totaling approximately $938,000 due on the project in June 2001. The contractor has declared a default under the construction agreement. The Company is unable to determine at this time whether the bank will permit such payments in the future. The failure to return to profitability and optimize operating cash flow in the short term, obtain the bank's permission to utilize the bond proceeds for progress payments on the Lansing facility, and successfully renegotiate its credit agreements with the bank or procure alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

Forward-Looking Statements

         The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have

                            OPEN PLAN SYSTEMS, INC.



affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 2001 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 7 of the Company's Form 10-K for the fiscal year ended December 31, 2000, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

                             OPEN PLAN SYSTEMS, INC.



         Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1.       Legal Proceedings
              -----------------

              Not applicable.

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

              Not applicable.

Item 3.       Defaults upon Senior Securities
              -------------------------------

              The Company is not in compliance with certain loan covenants under its bank credit facilities. See Part I, Item 2 and Note 5 to the Consolidated Financial Statements for additional information.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Not Applicable

Item 5.       Other Information
              -----------------

              As noted in Part I, Item 2, the Company's Form 10-K and Form 10-Q filings were delayed due to unanticipated turnover in financial personnel, including the departure of the Company's Chief Financial Officer in December 2000, and unresolved issues regarding inventory balances and certain other items. As a result, the Company postponed its annual meeting of shareholders, which was originally expected to be held in May, 2001. The Company has rescheduled its annual meeting of shareholders for August 7, 2001.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits:
                    ---------

              The  registrant  has included the following  exhibits  pursuant to
              Item 601 of Regulation S-K.

                 Exhibit No.     Description
              ------------------------------------------------------------------

                     11          Statement Re: Computation of Per Share Earnings

                             OPEN PLAN SYSTEMS, INC.



              (b)   Reports on Form 8-K
                    -------------------

                    Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         OPEN PLAN SYSTEMS, INC.
                                         (Registrant)


Date: June 27, 2001                     By:  /s/ Anthony F. Markel
                                             -----------------------------------
                                             Anthony F. Markel
                                             Chairman of the Board


Date: June 27, 2001                      By: /s/ Anthony F. Markel
                                             -----------------------------------
                                             Anthony F. Markel
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


No.               Description
---               -----------

11                Statement Re:  Computation of Per Share Earnings