Form 10-Q
period 2001-06-30
OPEN PLAN SYSTEMS INC
filed 2001-08-14
CIK 1011738

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

     As of the close of business on August 9, 2001, Open Plan Systems, Inc. had 4,337,391 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                       Page
------------------------------                                                       ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 2001 (unaudited)                     1
              and December 31, 2000

           Consolidated Statements of Operations - Three and six months                2
              ended June 30, 2001  and 2000 (unaudited)

           Consolidated Statements of Cash Flows - Six months                          3
              ended June 30, 2001 and 2000 (unaudited)

           Notes to Consolidated Financial Statements - June 30, 2001                  4
           (unaudited)

Item 2.    Management's Discussion and Analysis of                                    10
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 17


PART II. OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings                                                          18

Item 2.    Changes in Securities and Use of Proceeds                                  18

Item 3.    Defaults Upon Senior Securities                                            18

Item 4.    Submission of Matters to a Vote of                                         18
              Security Holders

Item 5.    Other Information                                                          18

Item 6.    Exhibits and Reports on Form 8-K                                           19


SIGNATURES
----------


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                       June 30,       December 31,
                                                                         2001             2000
                                                                  -----------------------------------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $        280     $        244
   Cash and cash equivalents externally restricted under
      bond indenture agreement                                              2,098            2,190
   Accounts receivable, net                                                 5,626            7,834
   Inventories                                                              3,609            6,278
   Assets held for sale                                                       571                -
   Prepaids and other                                                         484              458
   Refundable income taxes                                                     57                -
                                                                  -----------------------------------
TOTAL CURRENT ASSETS                                                       12,725           17,004

Property and equipment, net                                                 1,431            2,393
Goodwill, net                                                                   -            3,664
Other                                                                         101              271
                                                                  -----------------------------------
TOTAL ASSETS                                                         $     14,257     $     23,332
                                                                  ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                 $      2,495     $      2,595
   Revolving line of credit                                                 4,007            3,366
   Trade accounts payable                                                   3,343            3,709
   Restructuring liabilities                                                  420                -
   Accrued compensation and related costs                                     467            1,121
   Other liabilities                                                          858              631
   Customer deposits                                                          964              860
                                                                  -----------------------------------
TOTAL CURRENT LIABILITIES                                                  12,554           12,282

Long-term debt                                                                181              227
Other long-term liabilities                                                    20               20
                                                                  -----------------------------------
TOTAL LIABILITIES                                                          12,755           12,529

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,337 at 6/30/01                      18,537           18,561
                                   - 4,352 at 12/31/00
   Additional capital                                                         137              137
   Accumulated deficit                                                    (17,154)          (7,840)
   Accumulated other comprehensive income                                      22                4
   Notes receivable from employees for sale of stock                          (40)             (59)
                                                                  -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                  1,502           10,803
                                                                  -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     14,257     $     23,332
                                                                  ===================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                  (amounts in thousands, except per share data)

                                                   Three months ended                         Six months ended
                                                        June 30,                                  June 30,
                                                 2001             2000                     2001              2000
Net sales                                    $      8,040     $     10,459             $     18,002     $     19,792
Cost of sales                                       8,114            7,688                   15,563           14,108
Gross profit                                          (74)           2,771                    2,439            5,684
                                          -----------------------------------       -----------------------------------
Operating expenses:
   Amortization of intangibles                         46               69                      114              137
   Selling and marketing                            2,237            2,015                    4,639            3,942
   General and administrative                       1,376              887                    2,286            1,481
   Operational restructuring                        4,725                -                    4,725                -
   Arbitration cost                                     -              142                        -              142
                                          -----------------------------------       -----------------------------------
                                                    8,384            3,113                   11,764            5,702

                                          -----------------------------------       -----------------------------------
Operating loss                                     (8,458)            (342)                  (9,325)             (18)

Other (income) expense:
   Interest expense                                   177              140                      256              238
   Gain on disposal of fixed assets                  (260)               -                     (260)               -
   Other, net                                         (42)             (16)                      (7)             (18)
                                                     (125)             124                      (11)             220

                                          -----------------------------------       -----------------------------------
Loss before income taxes                           (8,333)            (466)                  (9,314)            (238)

Income taxes                                            -             (199)                       -              (95)
                                          -----------------------------------       -----------------------------------
Net loss                                     $     (8,333)    $       (267)            $     (9,314)    $       (143)
                                          ===================================       ===================================

Basic and diluted loss per common share      $      (1.92)    $       (.06)            $      (2.15)    $       (.03)
Diluted weighted average common shares
outstanding                                         4,337            4,403                    4,338            4,403
                                          ===================================       ===================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                           Six Months ended
                                                                               June 30,
                                                                         2001             2000
                                                                  ---------------------------------
Operating activities
Net loss                                                             $   (9,314)      $     (143)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for losses on receivables                                       49              159
   Depreciation and amortization                                            548              604
   Operational restructuring                                              4,725                -
   Write-down of inventory                                                1,722                -
   Gain on sale of property and equipment                                  (260)               -
   Deferred income taxes                                                      -              (76)
   Changes in operating assets and liabilities:
     Accounts receivable                                                  2,029             (137)
     Inventories                                                            947             (321)
     Prepaids and other                                                     (45)             (89)
     Trade accounts payable                                                (366)            (828)
     Customer deposits                                                      104              (62)
     Accrued and other liabilities                                         (409)             192
                                                                  ---------------------------------
Net cash used in operating activities                                      (270)            (701)

Investing activities
Decrease (increase)  in cash and cash equivalents externally
   restricted under bond indenture agreement                                 92           (2,450)
Proceeds from sale of property and equipment                                300                -
Purchases of property and equipment, including construction
   in progress                                                             (557)            (620)
                                                                  ----------------------------------
Net cash used in investing activities                                      (165)          (3,070)

Financing activities
Net borrowings on revolving line of credit                                  641            1,395
Proceeds from borrowing on long-term debt                                     -            2,500
Purchase of common stock                                                    (24)               -
Principal payments on long-term debt and capital lease
   obligations                                                             (146)             (35)
                                                                  ----------------------------------
Net cash provided by financing activities                                   471            3,860
                                                                  ----------------------------------

Change in cash and cash equivalents                                          36               89

Cash and cash equivalents at beginning of period                            244               13
                                                                  ----------------------------------
Cash and cash equivalents at end of period                           $      280       $      102
                                                                  ==================================

Supplemental disclosures
Interest paid                                                        $      281       $      238
                                                                  ==================================
Income taxes paid                                                    $       79       $       42
                                                                  ==================================

See accompanying notes

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


1. Principles of Presentation

         The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, the June 30, 2001 financial statements reflect all adjustments of a normal recurring nature and restructuring adjustments which the Company considers necessary for a fair presentation. The results for the quarter and six month period ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to proceeding interim periods. Therefore, information presented for the quarter and six months ended June 30, 2000 reflects amounts previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

2. Operational Restructuring

         On June 20, 2001, the Company approved and began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia; closed five under performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan returns the Company's focus to the remanufacturing of Herman Miller products and discontinues the Haworth and Steelcase product lines. In the second quarter, the Company recorded a restructuring charge of approximately $4.7 million which includes an estimate for the disposal of the existing leased manufacturing facility in Michigan and related assets, as well as the new facility that is under construction. The largest component of the charge was $3,580,000 related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under construction to be repaid as part of the operational restructuring, and $156,000 for professional fees associated with the restructuring plan. In connection with this plan, the Company terminated approximately 65 personnel, primarily sales personnel in offices being closed or personnel associated with the manufacturing facility in Michigan.

         Prior to the end of the quarter, most of the affected employees had been terminated, and in July 2001 the Company disposed of the leased manufacturing facility in Michigan and the related assets. The Company anticipates completing the asset sales prior to the end of 2001 and the lease termination costs are anticipated to extend into the year 2002. Under this plan the Company intends to dispose of the new facility currently under construction in Michigan, and repay bondholders for Industrial Revenue Bond debt issued to build the new facility. In addition to asset balances that have been written down or reserved as part of this plan, approximately $420,000 remains accrued in other liabilities relating to the operational restructuring and is estimated to approximate the remaining costs to be incurred, which are principally lease termination costs, severance, and professional fees.

         Along with the operational restructuring the Company recorded approximately $1.7 million for losses on inventory write-downs, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan, and showroom inventory located at closed sales offices.

         During the third quarter of 2001, the Company intends to sell or dissolve the joint venture in Mexico. As a result, the Company anticipates a yet to be determined charge in the third quarter of 2001 related to closing the Mexico City, Mexico sales office. The Company's interest in the carrying amount of the net assets of the Mexican operation approximates $470,000.

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

4. Inventories

         Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


                                                      June 30,      December 31,
                                                        2001           2000
                                                  ------------------------------
                                                           (Unaudited)

Components and fabric                                 $  2,296       $  4,494
Jobs in process and finished goods                       1,313          1,784
                                                  ------------------------------
                                                      $  3,609       $  6,278
                                                  ==============================


5. Income Taxes

         The Company did not record any tax benefit associated with the net loss for the quarter and six months ended June 30, 2001 due to the uncertainty of the realization of potential benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

6. Indebtedness

         In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new production facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. At June 30, 2001, the Company had approximately $2.1 million of cash and cash equivalents externally restricted under the bond indenture, which is reflected in the consolidated balance sheets. Borrowings associated with the Industrial Revenue Bonds totaled $2.4 million at June 30, 2001 and bore interest at a weekly variable tax exempt rate of interest based upon the credit worthiness of the underlying letter of credit (2.85% at June 30, 2001). The obligations are secured by substantially all of the assets of the Company. The bond indenture and related agreements require the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants, and therefore this debt is included in the current portion of long-term debt in the accompanying balance sheets.

         The Company maintains two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


revolving line of credit agreements require the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" below and Note 1 to the December 31, 2000 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Thereafter, on August 10, 2001, the Company and the bank entered into a new short term forbearance agreement that expires on October 30, 2001. The new forbearance agreement provides that the bank will refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the October 30, 2001 expiration date. Under the new forbearance agreement, the line of credit was reduced from $4.65 million under the May forbearance agreement to $4.55 million and will be further reduced to $4.4 million beginning August 15, 2001 and to $4.25 million beginning August 31, 2001. As of August 13, 2001, approximately $4.1 million was outstanding under the line of credit. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company is required to pay the bank a forbearance fee of $50,000 upon the earlier of a refinancing of the Company's credit obligations to the bank or October 30, 2001. Pursuant to the forbearance agreement, the bank reserves the right to declare a default and accelerate the loans under the two facilities after October 30, 2001 if the parties have not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement.

         The cost of completing the new Lansing, Michigan production facility is approximately $1.7 million. However, the new forbearance agreement prohibits the Company from utilizing the approximately $2.1 million of remaining cash proceeds from the Company's Industrial Revenue Bonds to complete the new Lansing facility without the prior approval of the bank. The Company was unable to make two progress payments totaling approximately $940,000 due on the project in June 2001 under the May 2001 forbearance agreement. Subsequently, the contractor ceased construction on the project and filed a construction lien suit against the Company alleging, among other things, a breach of the construction agreement. The Company is unable to determine at this time whether the bank will permit such payments in the future. Under the new forbearance agreement, the Company intends to sell the new Lansing facility subject to the consent of the bank and use a portion of the proceeds from the sale to satisfy amounts that may be owed to the contractor. However, there can be no assurances that the Company will be able to consummate a sale of the new Lansing facility. In addition, the Company has agreed in the new forbearance

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


agreement to redeem the Industrial Revenue Bonds in connection with any sale of the new Lansing facility unless the Bonds are assumed by a third party with the consent of the bank. The bank has agreed upon any such redemption to seek reimbursement for draws on the letter of credit relating to the redemption from the $2.1 million of escrowed proceeds remaining from the sale of the Bonds plus the sum of $328,000 being held in a separate account at the bank.

         As of August 14, 2001, the Company has been unable to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing credit facilities. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

7. Comprehensive Income (Loss)

         Comprehensive loss for the six-month period ended June 30, 2001 was $9,296,000 as compared to a net loss of $9,314,000. Comprehensive loss for the quarter ended June 30, 2001 was $8,313,000 as compared to a net loss of $8,333,000. The difference between net loss and comprehensive loss is due to foreign currency translation gains and losses.

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

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


implementation of this new standard did not have a material effect on the Company's consolidated results of operations or financial position.

10. Contingencies

         On July 13, 2001, the Company was served with a complaint filed in the Circuit Court for the County of Eaton, Michigan, entitled L.D. Clark Building Co. v. Open Plan Systems, Inc. and Wachovia Bank, N.A. (File No. 01-913-CZ). The complaint alleges that the plaintiff provided labor and materials for improvement to real property located in Eaton County, Michigan and that the Company failed to pay for such labor and materials in breach of a certain construction contract between the plaintiff and the Company dated August 2000. The construction contract was for the construction of a new remanufacturing facility in Lansing, Michigan. The plaintiff also alleges that it is entitled to a construction lien on the property under Michigan law. The plaintiff seeks approximately $1.5 million in labor and materials plus costs, judgment interest and attorneys' fees. On August 2, 2001, the Company filed a Motion to Compel Arbitration and to Stay Proceedings in the case. The Company has also made a related filing with the American Arbitration Association to initiate arbitration proceedings. The hearing date on the Company's motion is set for August 30, 2001. The Company expects to vigorously defend the suit.

                             OPEN PLAN SYSTEMS, INC.



            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

           THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000


Management Reorganization

         The Company's  Board of Directors  accepted the resignation of Mr. John
L. Hobey as Chief Executive Officer and a director of the Company effective May 25, 2001. Following Mr. Hobey's resignation, the Board appointed an interim Operating Committee to manage the day-to-day operations of the Company until a replacement can be found. The Operating Committee included Dave Green, Vice President, Stephen P. Hindle, Vice President-Sales and Marketing, Robert E. O'Neil Jr., Vice President - National Accounts and Thomas M. Mishoe, Jr., the former Chief Financial Officer of Eskimo Pie Corporation, who is currently a consultant to the Company. Mr. O'Neil left the Company in July 2001. The Operating Committee also has been tasked with the responsibility of formulating plans to address current issues facing the Company, including the exploration of all available strategic alternatives to enhance financial performance and shareholder value.

Restructuring

         As a result of analysis performed by the Operating Committee, on June 20, 2001, the Company approved and began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia; closed five under performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan returns the Company's focus to the remanufacturing of Herman Miller products, and discontinues the Haworth and Steelcase product lines. In the second quarter, the Company recorded a restructuring charge of approximately $4.7 million which includes an estimate for the disposal of the existing leased manufacturing facility in Michigan and related assets, as well as the new facility that is under construction. The largest component of the charge was $3,580,000 related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under construction to be repaid as part of the operational
restructuring,   and  $156,000  for   professional   fees  associated  with  the
restructuring plan. In connection with this plan, the Company terminated approximately 65 personnel, primarily sales personnel in offices being closed or personnel associated with the manufacturing facility in Michigan.

                            OPEN PLAN SYSTEMS, INC.


         Prior to the end of the quarter, most of the affected employees had been terminated, and in July 2001 the Company disposed of the leased manufacturing facility in Michigan and the related assets. The Company anticipates completing the asset sales prior to the end of 2001 and the lease termination costs are anticipated to extend into the year 2002. Under this plan the Company intends to dispose of the new facility currently under construction in Michigan, and repay bondholders for Industrial Revenue Bond debt issued to build the new facility. In addition to asset balances that have been written down or reserved as part of this plan, approximately $420,000 remains accrued in other liabilities relating to the operational restructuring and is estimated to approximate the remaining costs to be incurred, which are principally lease termination costs, severance, and professional fees.

         Along with the operational restructuring the Company recorded approximately $1.7 million for losses on inventory write-downs, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan, and showroom inventory located at closed sales offices.

         Assuming the Company obtains ongoing financing on viable terms, the Company hopes to achieve annual decreases in expenses of approximately $3.5 million as a result of the restructuring. The improvements are expected to come in the way of decreased plant manufacturing expenses of approximately $1.8 million, and decreased selling, general and administrative costs of approximately $1.7 million. The Company does expect to see a decrease in sales due to the closing of under performing sales offices, but expects this decrease to be offset by an increase in gross margin as a result of the reduced manufacturing expenses. It is the Company's belief that the manufacturing volume of Herman Miller products previously handled by the Michigan operations can be absorbed in Richmond.

         During the third quarter of 2001, the Company intends to sell or dissolve the joint venture in Mexico. As a result, the Company anticipates a yet to be determined charge in the third quarter of 2001 related to closing the Mexico City, Mexico sales office. The Company's interest in the carrying amount of the net assets of the Mexican operation approximates $470,000.

Results of Operations

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to proceeding interim periods. Therefore, information presented for the quarter and six months ended June 30, 2000 reflects amounts previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

         Net Sales. Sales for the six months ended June 30, 2001 were $18.0 million, a decrease of approximately $1.8 million or 9% versus the same period in 2000. Sales for the three months ended June 30, 2001 were $8.0 million, a decrease of approximately $2.5 million or 23.8% versus the same period in 2000. This decrease can be attributed to a decline

                            OPEN PLAN SYSTEMS, INC.


in sales generated by the under performing sales offices that were subsequently closed as part of the restructuring discussed above; a decrease in National Accounts sales over last year; and a general softening of the economy which is impacting sales across the industry.

         Gross Margin. Gross margin for the quarter and six month period ended June 30, 2001 was ($74,000) and $2,439,000 respectively. Exclusive of the $1.7 million write-down of inventory in the second quarter of 2001 as discussed above, gross margin was $1.6 million or 20.6% and $4.2 million or 23.1% for the quarter and six months ended June 30, 2001, respectively. This compares to a margin for the quarter and six month period ended June 30, 2000 of 26.5% and 28.7% respectively. The decrease in margin in 2001 as compared to comparable periods in 2000 was in part due to running two production facilities at levels well below capacity in 2001. The Company believes that gross margin will improve as a percent of sales in the future, as a result of closing the production operations in Lansing, Michigan and consolidating all production in the plant in Richmond, Virginia.

         Operating Expenses. The selling and marketing expenses for the six months ended June 30, 2001 increased $697,000 or 17.7% to $4,639,000 over the same period in 2000. For the quarter ended June 30, 2001, these expenses increased 11% over the same period in 2000, from $2,015,000 to $2,237,000. This increase was due to additional expenses associated with two domestic sales offices and the sales office in Mexico City, Mexico, which were opened after January 1, 2000. In the second quarter of 2001, these expenses were partially offset by a reduction in marketing and advertising and a reduction in under performing sales personnel, prior to the restructuring.

         General and administrative expenses increased to $1,376,000 in the second quarter of 2001 from $887,000 reported in the second quarter of 2000. For the six month period ended June 30, 2001, these expenses increased $805,000 over the comparable period in 2000 to $2,286,000. This increase was primarily due to increased accounting, legal and computer consulting fees incurred during 2001. These fees were associated with the delay in filing the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q as discussed in Part I, Item 2 of those documents. In addition, professional fees were incurred in resolving the Company's delisting from NASDAQ and subsequent acceptance on the NASD OTC Bulletin Board. Legal, accounting and computer consulting fees increased by approximately $760,000 for the six months ended June 30, 2001, as compared to the same period in 2000.

         During  the  second   quarter  of  2001  the  Company   implemented   a
restructuring plan and recorded a restructuring charge of $4.7 million as discussed above.

         Other Non-Operating Income and Expense. Other non-operating income was $125,000 and $11,000 for the quarter and six month period ending June 30, 2001 respectively. This compares to an expense of $124,000 and $220,000 in the comparable periods of 2000. Second quarter 2001 includes a gain on disposal of fixed assets of $260,000. This gain was a result of the sale of leasehold improvements by the Mexico City,

                            OPEN PLAN SYSTEMS, INC.


Mexico sales office, upon relocating their facility. Interest expense for the second quarter of 2001 includes the payment of approximately $90,000 related to the forbearance agreement between the Company and its financial institution entered into in May of 2001. A similar fee was also paid in the second quarter of 2000 to terminate a banking agreement with a different institution in order to switch to a commercial banking relationship with the Company's current financial institution.

         Income Taxes. In the quarter and six month period ended June 30, 2001, the Company did not record any tax benefit associated with the net loss due to the uncertainty of the realization of potential tax benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

         Net Loss. The net loss for the quarter ended June 30, 2001 was $8,333,000 versus a net loss of $267,000 for the same period in 2000. For the six months ended June 30, 2001, the net loss was $9,314,000 versus a net loss of $143,000 in 2000. The net loss for both the quarter and six months ended June 30, 2001 was due to several factors including the restructuring charge of $4.7 million, an inventory valuation charge of $1.7 million, an increase in legal, accounting and other professional fees, and decreased sales and decreased margins due to under performing sales offices and under utilized manufacturing facilities.

Liquidity and Capital Resources

         Violations of Loan Covenants. The Company maintains two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and revolving line of credit agreements require the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" below and Note 1 to the December 31, 2000 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Thereafter, on August 10, 2001, the Company and the bank entered into a new short term forbearance agreement that expires on October 30, 2001. The new forbearance agreement provides that the bank will refrain from exercising any rights or remedies based on existing or continuing

                            OPEN PLAN SYSTEMS, INC.


defaults, including accelerating the maturity of the loans under the two credit facilities, until after the October 30, 2001 expiration date. Under the new forbearance agreement, the line of credit was reduced from $4.65 million under the May forbearance agreement to $4.55 million and will be further reduced to $4.4 million beginning August 15, 2001 and to $4.25 million beginning August 31, 2001. As of August 13, 2001, approximately $4.1 million was outstanding under the line of credit. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company is required to pay the bank a forbearance fee of $50,000 upon the earlier of a refinancing of the Company's credit obligations to the bank or October 30, 2001. Pursuant to the forbearance agreement, the bank reserves the right to declare a default and accelerate the loans under the two facilities after October 30, 2001 if the parties have not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement.

         The cost of completing the new Lansing, Michigan production facility is approximately $1.7 million. However, the new forbearance agreement prohibits the Company from utilizing the approximately $2.1 million of remaining cash proceeds from the Company's Industrial Revenue Bonds to complete the new Lansing facility without the prior approval of the bank. The Company was unable to make two progress payments totaling approximately $940,000 due on the project in June 2001 under the May 2001 forbearance agreement. Subsequently, the contractor ceased construction on the project and filed a construction lien suit against the Company alleging, among other things, a breach of the construction agreement. See Part II, Item 1 - Legal Proceedings. The Company is unable to determine at this time whether the bank will permit such payments in the future. Under the new forbearance agreement, the Company intends to sell the new Lansing facility subject to the consent of the bank and use a portion of the proceeds from the sale to satisfy amounts that may be owed to the contractor. However, there can be no assurances that the Company will be able to consummate a sale of the new Lansing facility. In addition, the Company has agreed in the new forbearance agreement to redeem the Industrial Revenue Bonds in connection with any sale of the new Lansing facility unless the Bonds are assumed by a third party with the consent of the bank. The bank has agreed upon any such redemption to seek reimbursement for draws on the letter of credit relating to the redemption from the $2.1 million of escrowed proceeds remaining from the sale of the Bonds plus the sum of $328,000 being held in a separate account at the bank.

         As of August 14, 2001, the Company has been unable to negotiate a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing credit facilities. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant

                            OPEN PLAN SYSTEMS, INC.


amendments with respect to existing facilities or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

         Expected Future Cash Flows. The Company can give no assurance that its current cash balances plus cash flows from operations, if any, and borrowings available under its line of credit will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of the Company's cash resources over the next twelve months is primarily dependent on the Company's operating results and its ability to renegotiate its credit arrangements with its existing bank or procure alternate financing, all of which are subject to substantial uncertainties.

         Cash flow from operations for the 2001 year will be dependent, among other things, upon the effect of the current economic slowdown on the Company's sales, the impact of the restructuring plan and new management's ability to reduce expenses and improve the Company's operating performance and financial position.

         The failure to return to profitability and optimize operating cash flow in the short term, consummate the sale of the partially completed Lansing facility or obtain the bank's permission to utilize the bond proceeds to complete the Lansing facility, and successfully renegotiate its credit agreements with the bank or procure alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

                            OPEN PLAN SYSTEMS, INC.


Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 7 of the Company's Form 10-K for the fiscal year ended December 31, 2000, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

                            OPEN PLAN SYSTEMS, INC.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its revolving line of credit arrangement and from the letter of credit facility related to the Industrial Revenue Bonds issued to fund the construction of the new production facility in Lansing, Michigan. The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the revolving line of credit and Industrial Revenue Bonds. These borrowings bear interest at variable rates (the "Borrowing Rates"). Assuming: (i) the Borrowing Rates vary by 100 basis points from their current levels in any given month and
(ii) the Company maintains an aggregate outstanding debt balance subject to these Borrowing Rates of $6.5 million during the month of variance, interest expense would vary by approximately $7,000 for that month. The Company does not use derivative instruments.

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          On July 13, 2001, the Company was served with a complaint filed in the Circuit Court for the County of Eaton, Michigan, entitled L.D. Clark Building Co. v. Open Plan Systems, Inc. and Wachovia Bank, N.A. (File No. 01-913-CZ). The complaint alleges that the plaintiff provided labor and materials for improvement to real property located in Eaton County, Michigan and that the Company failed to pay for such labor and materials in breach of a certain construction contract between the plaintiff and the Company dated August 2000. The construction contract was for the construction of a new remanufacturing facility in Lansing, Michigan. The plaintiff also alleges that it is entitled to a construction lien on the property under Michigan law. The plaintiff seeks approximately $1.5 million in labor and materials plus costs, judgment interest and attorneys' fees. On August 2, 2001, the Company filed a Motion to Compel Arbitration and to Stay Proceedings in the case. The Company has also made a related filing with the American Arbitration Association to initiate arbitration proceedings. The hearing date on the Company's motion is set for August 30, 2001. The Company expects to vigorously defend the suit.


Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable.

Item 3.   Defaults upon Senior Securities
          -------------------------------

          The Company is not in compliance with certain loan covenants under its bank credit facilities. See Part I, Item 2 and Note 6 to the Consolidated Financial Statements for additional information.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          -----------------

          Not applicable.

                            OPEN PLAN SYSTEMS, INC.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

          The registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.

              Exhibit No.     Description
          ----------------------------------------------------------------------

                 10.1         Forbearance  Agreement  dated   August  10,  2001,
                              between the Company and Wachovia Bank, N.A.

                  11          Statement Re: Computation of Per Share Earnings



          (b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on May 25, 2001 reporting under Items 5 and 7 that the Company had issued press releases dated April 30, 2001, April 30, 2001 and May 24, 2001, respectively, that announced the Company's receipt of a Nasdaq Staff Determination, the hiring of an executive search firm and the filing of the Company's Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           OPEN PLAN SYSTEMS, INC.
                                           (Registrant)


Date: August 14, 2001                      By: /s/ Anthony F. Markel
                                               ---------------------------------
                                               Anthony F. Markel
                                               Chairman of the Board


Date: August 14, 2001                      By: /s/ Anthony F. Markel
                                               ---------------------------------
                                               Anthony F. Markel
                                               (Principal Financial Officer)

                             OPEN PLAN SYSTEMS, INC.

                                  EXHIBIT INDEX



No.           Description
---           -----------

10.1 Forbearance Agreement dated August 10, 2001, between the Company and Wachovia Bank, N.A.

11            Statement Re: Computation of Per Share Earning