Form 10-Q
period 2001-09-30
OPEN PLAN SYSTEMS INC
filed 2001-10-29
CIK 1011738

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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
                                                ---    ---

        As of the close of business on October 22, 2001, Open Plan Systems, Inc. had 4,337,391 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------

                             OPEN PLAN SYSTEMS, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                                       Page
------------------------------                                                       ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 2001 (unaudited)                1
               and December 31, 2000

           Consolidated Statements of Operations - Three and nine months               2
               ended September 30, 2001  and 2000 (unaudited)

           Consolidated Statements of Cash Flows - Nine months                         3
               ended September 30, 2001 and 2000 (unaudited)

           Notes to Consolidated Financial Statements - September 30, 2001             4
           (unaudited)

Item 2.    Management's Discussion and Analysis of                                    10
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 18


PART II. OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings                                                          19

Item 2.    Changes in Securities and Use of Proceeds                                  19

Item 3.    Defaults Upon Senior Securities                                            19

Item 4.    Submission of Matters to a Vote of                                         19
               Security Holders

Item 5.    Other Information                                                          20

Item 6.    Exhibits and Reports on Form 8-K                                           20


SIGNATURES
----------


                             OPEN PLAN SYSTEMS, INC.
                                     PART I
                              FINANCIAL INFORMATION
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                     September 30,     December 31,
                                                                         2001              2000
                                                                    -------------------------------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                       $        106       $        244
    Cash and cash equivalents externally restricted under
       bond indenture agreement                                                -              2,190
    Accounts receivable, net                                               5,261              7,834
    Inventories                                                            2,996              6,278
    Assets held for sale                                                     483                  -
    Prepaids and other                                                       653                458
                                                                    -------------------------------
TOTAL CURRENT ASSETS                                                       9,499             17,004

Property and equipment, net                                                1,075              2,393
Goodwill, net                                                                  -              3,664
Other                                                                         91                271
                                                                    -------------------------------
TOTAL ASSETS                                                        $     10,665       $     23,332
                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                               $         95       $      2,595
    Revolving line of credit                                               4,085              3,366
    Trade accounts payable                                                 3,451              3,709
    Restructuring liabilities                                                373                  -
    Accrued compensation and related costs                                   252              1,121
    Other liabilities                                                        857                631
    Customer deposits                                                        529                860
                                                                    -------------------------------
TOTAL CURRENT LIABILITIES                                                  9,642             12,282

Long-term debt                                                               157                227
Other long-term liabilities                                                    -                 20
                                                                    -------------------------------
TOTAL LIABILITIES                                                          9,799             12,529

Shareholders' equity:
    Common stock, no par value:
        Authorized shares - 50,000
        Issued and outstanding shares - 4,337 at 9/30/01                  18,537             18,561
                                      - 4,352 at 12/31/00
    Additional capital                                                       137                137
    Accumulated deficit                                                  (17,768)            (7,840)
    Accumulated other comprehensive income                                     -                  4
    Notes receivable from employees for sale of stock                        (40)               (59)
                                                                    -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   866             10,803
                                                                    -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     10,665       $     23,332
                                                                    ===============================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Operations (Unaudited)
                  (amounts in thousands, except per share data)

                                                  Three months ended                 Nine months ended
                                                     September 30,                      September 30,
                                                2001              2000             2001              2000
Net sales                                   $      7,663      $     10,398     $     25,665      $     30,190
Cost of sales                                      5,398             7,385           20,961            21,493
                                            ------------------------------     ------------------------------
Gross profit                                       2,265             3,013            4,704             8,697


Operating expenses:
   Amortization of intangibles                         -                68              114               205
   Selling and marketing                           1,281             2,042            5,920             5,984
   General and administrative                        671               579            2,957             2,060
   Operational restructuring                         824                 -            5,549                 -
   Arbitration cost                                    -                 -                -               142
                                            ------------------------------     ------------------------------
                                                   2,776             2,689           14,540             8,391


                                            ------------------------------     ------------------------------
Operating (loss) income                             (511)              324           (9,836)              306


Other (income) expense:
   Interest expense                                  106               118              362               356
   Gain on disposal of fixed assets                    -                 -             (260)              (12)
   Other, net                                         (3)                4              (10)               (2)

                                                     103               122               92               342

                                            ------------------------------     ------------------------------
(Loss) income before income taxes                   (614)              202           (9,928)              (36)


Income taxes                                           -                82                -               (13)
                                            ------------------------------     ------------------------------
Net (loss) income                           $       (614)     $        120     $     (9,928)     $        (23)
                                            ==============================     ==============================


Basic and diluted loss per common share     $       (.14)     $        .03     $      (2.29)     $       (.01)
Diluted weighted average common shares
outstanding                                        4,337             4,401            4,338             4,402
                                            ==============================     ==============================



See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                          Nine months ended
                                                                             September 30,
                                                                        2001               2000
                                                                    -------------------------------
Operating activities
Net loss                                                            $     (9,928)      $        (23)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for losses on receivables                                       30                219
    Depreciation and amortization                                            728                881
    Operational restructuring                                              5,549                  -
    Write-down of inventory                                                1,722                  -
    (Gain) loss on sale of property and equipment                           (260)                 5
    Deferred income taxes                                                      -                  6
    Changes in operating assets and liabilities:
        Accounts receivable                                                1,981                313
        Inventories                                                        1,434               (868)
        Prepaids and other                                                  (532)              (188)
        Trade accounts payable                                                64               (891)
        Customer deposits                                                   (186)               353
        Accrued and other liabilities                                       (838)              (499)
                                                                    -------------------------------
Net cash used in operating activities                                       (236)              (692)

Investing activities
Decrease (increase)  in cash and cash equivalents externally
    restricted under bond indenture agreement                              2,190             (2,445)
Proceeds from sale of property and equipment                                 300                  -
Purchases of property and equipment, including construction
    in progress                                                             (517)              (731)
                                                                    -------------------------------
Net cash provided by (used in) investing activities                        1,973             (3,176)

Financing activities
Net borrowings on revolving line of credit                                   719              1,527
Proceeds from borrowing on long-term debt                                      -              2,500
Purchase of common stock                                                     (24)               (22)
Principal payments on long-term debt and capital lease
    obligations                                                           (2,570)               (52)
                                                                    -------------------------------
Net cash (used in) provided by financing activities                       (1,875)             3,953
                                                                    -------------------------------
Change in cash and cash equivalents                                         (138)                85

Cash and cash equivalents at beginning of period                             244                 13
                                                                    -------------------------------
Cash and cash equivalents at end of period                          $        106       $         98
                                                                    ===============================

Supplemental disclosures
Interest paid                                                       $        362       $        356
                                                                    ===============================
Income taxes paid                                                   $         79       $         58
                                                                    ===============================


See accompanying notes

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

1. Principles of Presentation

         The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, the September 30, 2001 financial statements reflect all known material adjustments of a normal recurring nature and restructuring adjustments which the Company considers necessary for a fair presentation (see following paragraph). The results for the quarter and nine month period ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         The Company's financial statements for the quarter ended September 30, 2001 do not include the results of operations of the Company's consolidated Mexican subsidiaries. The Company has requested that its Mexican joint venture partner produce financial information on the operation of the Mexican subsidiaries for the third quarter 2001, but to date no such information has been received by the Company. The Company has been unable to obtain such financial information on its own as a result of certain actions taken by the Company's Mexican joint venture partner that has prevented the Company's access to the books and records of the subsidiaries. In response, the Company has initiated certain legal proceedings in Mexico seeking to obtain such financial information and to gain access to the subsidiaries' books and records. At such time as the Company obtains access to such books and records or obtains financial information from the joint venture partner which it can verify as to accuracy and adequacy, the Company will, if necessary, file an amendment to this Form 10-Q to provide consolidated financial results for the third quarter 2001 that includes the Company's interest in the Mexican subsidiaries. The Company continues to evaluate its options with respect to the joint venture arrangement and the future of the Mexican subsidiaries, including a possible sale of the Company's interest in the joint venture or a dissolution of the joint venture and liquidation of the Mexican subsidiaries.

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to proceeding interim periods. Therefore, information presented for the quarter and nine months ended September 30, 2000 reflects amounts

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

2. Operational Restructuring

         On June 20, 2001, the Company began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia; closed five under performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan returns the Company's focus to the remanufacturing of Herman Miller products and discontinues the Haworth and Steelcase product lines. In the second quarter, the Company recorded a restructuring charge of approximately $4.7 million which included an estimate for the disposal of the existing leased manufacturing facility in Michigan and related assets, as well as the new facility that was under construction. The largest component of the charge was $3,580,000 related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under construction to be repaid as part of the operational
restructuring,   and  $156,000  for   professional   fees  associated  with  the
restructuring plan. In connection with this plan, the Company terminated approximately 65 personnel, primarily sales personnel in offices being closed or personnel associated with the remanufacturing facility in Michigan. Prior to the end of the second quarter, most of the affected employees had been terminated.

         During the third quarter, the Company disposed of the leased remanufacturing facility in Michigan and the related assets, and completed the sale of its remanufacturing facility under construction in Lansing, Michigan. As a result of the sale, the Company incurred an additional $91,000 of restructuring expenses. These expenses primarily consisted of interest and legal fees due to the contractor in accordance with the construction agreement, and customary closing costs associated with the sale of the property. In addition, the Company repaid bondholders for Industrial Revenue Bond debt that was incurred to build the new facility.

         Assuming the Company obtains ongoing financing on viable terms, the Company will seek to achieve annual decreases in expenses of approximately $3.5 million as a result of the restructuring. The improvements are expected to come in the way of decreased plant manufacturing expenses of approximately $1.8 million, and decreased selling, general and administrative costs of approximately $1.7 million. The Company does expect to see a decrease in sales due to the closing of under performing sales offices, but expects this

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

decrease to be offset by an increase in gross margin as a result of the reduced remanufacturing expenses. The closed sales offices generated approximately $7.0 million in sales for the year ended December 31, 2000, and approximately $3.0 million in sales for the 6 months ended June 30, 2001.

         Along with the operational restructuring, the Company recorded approximately $1.7 million for losses on inventory write-downs during the second quarter, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan, and showroom inventory located at closed sales offices.

         Due to the Company's expectation that it will sell or liquidate its interest in the Mexican subsidiaries, the Company recorded restructuring expense of $733,000 in the third quarter related to the Mexican operations. This charge included $465,000 related to the write down of net current assets, $168,000 related to the write-down of property and equipment and $100,000 in professional fees incurred or expected to be incurred in connection with gaining access to financial information about the Mexican subsidiaries and completing any sale or liquidation of the Company's interest in the Mexican subsidiaries. The amount of the restructuring charge relating to the net current assets and property and equipment was determined based on information presently known by the Company and is intended to be a complete write off of such assets as of September 30, 2001. Sales and operating income, respectively, for the Mexican operations were $2.0 million and $54,000 in the prior year, and $1.4 million and ($19,000) for the first six months of 2001. Since August, the Company has taken steps to reduce its' exposure for losses on the Mexican operations.

         The Company anticipates that the sale of any of the remaining assets and the lease termination costs associated with the Company's restructuring plans will extend into the year 2002. At September 30, 2001, approximately $370,000 remains accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs and professional fees.

3. Inventories

         Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                                                   September 30,    December 31,
                                                       2001             2000
                                                  ------------------------------
                                                   (Unaudited)

Components and fabric                             $      1,756      $      4,494
Jobs in process and finished goods                       1,240             1,784
                                                  ------------------------------
                                                  $      2,996      $      6,278
                                                  ==============================

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

4. Income Taxes

         The Company did not record any tax benefit associated with the net loss for the quarter and nine months ended September 30, 2001 due to the uncertainty of the realization of potential benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

5. Indebtedness

         As of December 31, 2000 the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and revolving line of credit agreements required the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" in Part I, Item 2 below and Note 1 to the December 31, 2000 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that expires on October 30, 2001. The new forbearance agreement provides that the bank will refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the October 30, 2001 expiration date. Under the new forbearance agreement, the line of credit was reduced from $4.65 million under the May forbearance agreement to $4.25 million. As of October 22, 2001, approximately $4.1 million was outstanding under the line of credit. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company is required to pay the bank a forbearance fee of $50,000 upon the earlier of a refinancing of the Company's credit obligations to the bank or October 30, 2001. Pursuant to the forbearance agreement, the bank reserves the right to declare a default and accelerate the loans under the two facilities after October 30, 2001 if the parties have not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement. The Company is currently engaged in discussions regarding an extension of the forbearance agreement.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001



         In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new production facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. In accordance with the Company's previously announced restructuring plan, and based on the Company's plans to sell the facility under construction, on September 20, 2001, the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash that was held in escrow. As a result, the letter of credit facility with the bank terminated. The bond indenture and related agreements required the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants, and therefore this debt was included in the current portion of long-term debt in the accompanying balance sheet as of December 31, 2000.

         As of October 22, 2001, the Company has not completed negotiation of a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

6. Repurchases of Common Stock

         In 2000, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's Common Stock. During the quarter ended March 31, 2001, the Company repurchased 15,000 shares of its Common Stock at an aggregate cost of approximately $24,000.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

7. Impact of Recently Issued Standards

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

                             OPEN PLAN SYSTEMS, INC.


            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

Management Reorganization

         The Company's  Board of Directors  accepted the resignation of Mr. John
L. Hobey as Chief Executive Officer and a director of the Company effective May 25, 2001. Following Mr. Hobey's resignation, the Board appointed an interim Operating Committee to develop a turn around plan and to manage the day-to-day operations of the Company until a replacement could be found. The Operating Committee included David E. Green, Vice President, Stephen P. Hindle, Vice President-Sales and Marketing, Robert E. O'Neil Jr., Vice President - National Accounts and Thomas M. Mishoe, Jr., the former Chief Financial Officer of Eskimo Pie Corporation, who was then a consultant to the Company. Mr. O'Neil left the Company in July 2001.

         Effective October 1, 2001, the Board of Directors appointed Thomas M. Mishoe Jr. as the Company's President & Chief Executive Officer. In addition, David E. Green was appointed Senior Vice President of Operations, Stephen P. Hindle was appointed Senior Vice President of Sales & Marketing, John H. Bryson, III was appointed Vice President of Plant Operations and Kathryn L. Tyler was appointed Chief Financial Officer, Treasurer and Secretary. On October 15, 2001, Mr. Mishoe was appointed to serve as a member of the Board of Directors.

Restructuring

         On June 20, 2001, the Company approved and began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia; closed five under performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan returns the Company's focus to the remanufacturing of Herman Miller products, and discontinues the Haworth and Steelcase product lines. In the second quarter, the Company recorded a restructuring charge of approximately $4.7 million which included an estimate for the disposal of the existing leased remanufacturing facility in Michigan and related assets, as well as the new facility that was under construction. The largest component of the charge was $3,580,000 related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under

                            OPEN PLAN SYSTEMS, INC.



construction to be repaid as part of the operational restructuring, and $156,000 for professional fees associated with the restructuring plan. In connection with this plan, the Company terminated approximately 65 personnel, primarily sales personnel in offices being closed or personnel associated with the remanufacturing facility in Michigan. Prior to the end of the second quarter, most of the affected employees had been terminated.

         During the third quarter, the Company disposed of the leased remanufacturing facility in Michigan and the related assets, and completed the sale of its remanufacturing facility under construction in Lansing, Michigan. As a result of the sale, the Company incurred an additional $91,000 of restructuring expenses. These expenses primarily consisted of interest and legal fees due to the contractor in accordance with the construction agreement, and customary closing costs associated with the sale of the property. In addition, the Company repaid bondholders for Industrial Revenue Bond debt that was incurred to build the new facility.

         Assuming the Company obtains ongoing financing on viable terms, the Company will seek to achieve annual decreases in expenses of approximately $3.5 million as a result of the restructuring. The improvements are expected to come in the way of decreased remanufacturing expenses of approximately $1.8 million, and decreased selling, general and administrative costs of approximately $1.7 million. The Company does expect to see a decrease in sales due to the closing of under performing sales offices, but expects this decrease to be offset by an increase in gross margin as a result of the reduced remanufacturing expenses. The closed sales offices generated approximately $7.0 million in sales for the year ended December 31, 2000, and approximately $3.0 million in sales for the six months ended June 30, 2001.

         Along with the operational restructuring, the Company recorded approximately $1.7 million for losses on inventory write-downs during the second quarter, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan, and showroom inventory located at closed sales offices.

         Due to the Company's expectation that it will sell or liquidate its interest in the Mexican subsidiaries, the Company recorded restructuring expense of $733,000 in the third quarter related to the Mexican operations. This charge included $465,000 related to the write down of net current assets, $168,000 related to the write-down of property and equipment and $100,000 in accrued professional fees incurred or expected to be incurred in connection with gaining access to financial information about the Mexican subsidiaries and completing any sale or liquidation of the Company's interest in the Mexican subsidiaries. The amount of the restructuring charge relating to the net current assets and property and equipment was determined based on information presently known by the Company and is intended to be a complete write off of such assets as of September 30, 2001. Sales and operating income, respectively, for the Mexican operations were $2.0 million and $54,000 in the prior year, and $1.4 million and ($19,000) for the first six months of 2001. Since August, the Company has taken steps to reduce its' exposure for losses on the Mexican operations.

                            OPEN PLAN SYSTEMS, INC.



         The Company anticipates that the sale of any of the remaining assets and the lease termination costs will extend into the year 2002. At September 30, 2001 approximately $370,000 remains accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs and professional fees.

Results of Operations

         During the fourth quarter of the year ended December 31, 2000, the Company recorded significant fourth quarter adjustments (see Note 13 to the Company's Form 10-K for the year ended December 31, 2000). As more fully described in that note, these adjustments were recorded in the fourth quarter of 2000, as the Company could not determine the amount of charges applicable to preceding interim periods. Therefore, information presented for the quarter and nine months ended September 30, 2000 reflects amounts previously reported and may contain balances that were not adjusted until the fourth quarter of 2000.

         The Company's financial statements for the quarter ended September 30, 2001 do not include the results of operations of the Company's Mexican subsidiaries. The Company has requested that its Mexican joint venture partner produce financial information on the operation of the Mexican subsidiaries for the third quarter 2001, but to date no such information has been received by the Company. The Company has been unable to obtain such financial information on its own as a result of certain actions taken by the Company's Mexican joint venture partner that has prevented the Company's access to the books and records of the subsidiaries. In response, the Company has initiated certain legal proceedings in Mexico seeking to obtain such financial information and to gain access to the subsidiaries' books and records. At such time as the Company obtains access to such books and records or obtains financial information from the joint venture partner which it can verify as to accuracy and adequacy, the Company will, if necessary, file an amendment to this Form 10-Q to provide consolidated financial results for the third quarter 2001 that includes the Company's interest in the Mexican subsidiaries. The Company continues to evaluate its options with respect to the joint venture arrangement and the future of the Mexican subsidiaries, including a possible sale of the Company's interest in the joint venture or a dissolution of the joint venture and liquidation of the Mexican subsidiaries.

         Net Sales. Sales for the nine months ended September 30, 2001 was $25.7 million as compared to $30.2 million for the same period in 2000. Sales for the three months ended September 30, 2001 were $7.7 million versus $10.4 million for the same period in 2000. This decrease can be attributed to a decline in sales generated by the under performing sales offices that were subsequently closed in June of 2001, as part of the restructuring discussed above; a decrease in National Accounts sales compared to last year; and a general softening of the economy which is impacting sales across the industry. In addition, sales by the joint

                            OPEN PLAN SYSTEMS, INC.



venture in Mexico for the third quarter of 2001 were not consolidated into the Company's statement of operations, because financial results for the joint venture have not been provided to the Company by the joint venture since June 30, 2001. (See Notes 1 and 2 of the Notes to Consolidated Financial Statements and the discussion under "Restructuring" above for additional information regarding the Company's joint venture in Mexico.)

         Gross Margin. Gross margin for the quarter and nine month period ended September 30, 2001 was $2.3 million or 29.6% and $4.7 million or 18.3%, respectively. Exclusive of the $1.7 million write-down of inventory in the second quarter of 2001 as discussed above, gross margin was $6.4 million or 24.9% for the nine months ended September 30, 2001. This compares to a margin for the quarter and nine month period ended September 30, 2000 of 28.9% and 28.8%, respectively. The decrease in margin for the nine months ended September 30, 2001 as compared to 2000 was in part due to maintaining two production facilities at levels well below capacity for the first six months of 2001. The improvement of gross margin as a percent of sales for the quarter ended
September 30, 2001 is primarily the result of the implementation of the restructuring plan initiated on June 20, 2001, which included closing the production operations in Lansing, Michigan and consolidating all production into the plant in Richmond, Virginia.

         Operating Expenses. Selling and marketing expenses for the nine months ended September 30, 2001 decreased $64,000 to $5.9 million over the same period in 2000. For the quarter ended September 30, 2001, these expenses decreased $761,000 or 37% over the same period in 2000, from $2.0 million to $1.3 million. This decrease was due to the closing of under performing sales offices in June of 2001, the termination of under performing sales personnel in offices that remained open, and management's efforts to tightly control marketing and advertising spending beginning in May of 2001.

         General and administrative expenses increased $92,000 to $671,000 in the third quarter of 2001 from $579,000 reported in the third quarter of 2000. For the nine month period ended September 30, 2001, these expenses increased $897,000 over the comparable period in 2000 to $3.0 million. This increase was primarily due to increased accounting, legal and computer consulting fees incurred during 2001. These fees were associated with the delay in filing the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q as discussed in Part I, Item 2 of those documents. In addition, professional fees were incurred in resolving the Company's delisting from NASDAQ and subsequent acceptance on the NASD OTC Bulletin Board. Legal, accounting and computer consulting fees increased by approximately $787,000 for the nine months ended September 30, 2001, as compared to the same period in 2000.

         In June 2001 the Company began the implementation of a restructuring plan as discussed above. As a result, the Company recorded restructuring charges of $4.7 million and $824,000 during the second and third quarters of 2001, respectively, for a total of $5.5 million for the nine month period ended September 30, 2001.

                            OPEN PLAN SYSTEMS, INC.



         Other (Income) Expense. Net other (income) expense was $103,000 and $92,000 for the quarter and nine month period ended September 30, 2001, respectively. This compares to an expense of $122,000 and $342,000 in the comparable periods of 2000. Second quarter 2001 included a gain on disposal of fixed assets of $260,000 resulting from the sale of leasehold improvements by the Mexico City, Mexico sales office upon relocating their facility, and interest expense of approximately $90,000 related to the forbearance agreement between the Company and its financial institution entered into in May of 2001. A similar fee was also paid in the second quarter of 2000 to terminate a banking agreement with a different institution in order to switch to a commercial banking relationship with the Company's current financial institution.

         Income Taxes. In the quarter and nine month period ended September 30, 2001, the Company did not record any tax benefit associated with the loss before income taxes due to the uncertainty of the realization of potential tax benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

         Net Loss. The net loss for the quarter ended September 30, 2001 was $614,000 as compared to net income of $120,000 for the comparable period in 2001. Exclusive of the restructuring charges and any unknown operating results relating to Mexico operations for the quarter, net income for the quarter ended September 30, 2001 would have been $210,000. For the nine months ended September 30, 2001, the net loss was $9,928,000 versus a net loss of $23,000 in 2000. The net loss for the nine months ended September 30, 2001 was due to several factors including the restructuring charge of $5.5 million, an inventory valuation charge of $1.7 million, an increase in legal, accounting and other professional fees, decreased sales due to under performing sales offices and decreased margins due to under utilized manufacturing facilities.

Liquidity and Capital Resources

         Violations of Loan Covenants. As of December 31, 2000, the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new production facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5,250,000 at variable interest rates. The letter of credit facility and revolving line of credit agreements require the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. As a result of the covenant violations as well as the significant net loss in fiscal year 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" in Part I, Item 2 below

                            OPEN PLAN SYSTEMS, INC.



and Note 1 to the December 31, 2000 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that expires on October 30, 2001. The new forbearance agreement provides that the bank will refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the October 30, 2001 expiration date. Under the new forbearance agreement, the line of credit was reduced from $4.65 million under the May forbearance agreement to $4.25 million. As of October 22, 2001, approximately $4.1 million was outstanding under the line of credit. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company is required to pay the bank a forbearance fee of $50,000 upon the earlier of a refinancing of the Company's credit obligations to the bank or October 30, 2001. Pursuant to the forbearance agreement, the bank reserves the right to declare a default and accelerate the loans under the two facilities after October 30, 2001 if the parties have not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement. The Company is currently engaged in discussions regarding an extension of the forbearance agreement.

         The forbearance agreement also prohibited the Company from utilizing the approximately $2.1 million of remaining cash proceeds from the Company's Industrial Revenue Bonds to complete the new Lansing facility without the prior approval of the bank. Under the May 2001 forbearance agreement, the Company was unable to make two progress payments totaling approximately $940,000 due on the project in May and June 2001. Subsequently, the contractor ceased construction on the project and filed a construction lien suit against the Company alleging, among other things, a breach of the construction agreement. With the consent of the bank, on September 20, 2001 the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash that was held in escrow. Additional cash required to pay off the debt of approximately $286,000 was funded from a separate account that the Company held at its financial institution. As a result, the letter of credit facility with the bank was terminated. On October 4, 2001, the Company completed the sale of its remanufacturing facility under construction in Lansing, Michigan. The sale resulted in cash proceeds to the Company of approximately $395,000 after payment of amounts due to the contractor engaged to construct the facility and certain expenses related to the sale. In connection with the closing, the contractor's suit against the Company for amounts owed under the construction contract was dismissed.

         As of October 22, 2001, the Company has not completed negotiation of a permanent waiver of the Company's loan covenant violations, as well as revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could

                            OPEN PLAN SYSTEMS, INC.



involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

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

         The failure to return to profitability and optimize operating cash flow in the short term, and to successfully renegotiate its credit agreement with the bank or procure alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

                            OPEN PLAN SYSTEMS, INC.



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

                            OPEN PLAN SYSTEMS, INC.



Item 3. Quantitative and Qualitative Disclosures about Market Risk

         In 2001, the Company has been exposed to changes in interest rates primarily from its revolving line of credit arrangement and from the letter of credit facility related to the Industrial Revenue Bonds issued to fund the construction of the new production facility in Lansing, Michigan. In September 2001, the Industrial Revenue Bonds were redeemed and the letter of credit facility was terminated. However, the Company's interest expense continues to be affected by changes in short-term interest on the debt outstanding under the revolving line of credit. These borrowings bear interest at a variable rate (the "Borrowing Rate"). Assuming: (i) the Borrowing Rate varies by 100 basis points from its current level in any given month and (ii) the Company maintains an aggregate outstanding debt balance subject to this Borrowing Rate of $4.1 million during the month of variance, interest expense would vary by approximately $3,500 for that month. The Company does not use derivative instruments.

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           On July 13, 2001, the Company was served with a complaint filed in the Circuit Court for the County of Eaton, Michigan, entitled L.D. Clark Building Co. v. Open Plan Systems, Inc. and Wachovia Bank, N.A. (File No. 01-913-CZ). The complaint alleged that the plaintiff provided labor and materials for improvement to real property located in Eaton County, Michigan and that the Company failed to pay for such labor and materials in breach of a certain construction contract between the plaintiff and the Company dated August 2000. The construction contract was for the construction of a new remanufacturing facility in Lansing, Michigan. The plaintiff also alleged that it was entitled to a construction lien on the property under Michigan law. The plaintiff sought approximately $1.5 million in labor and materials plus costs, judgment interest and attorneys' fees. On October 4, 2001, the Company sold the facility under construction to a third-party, and used part of the proceeds to satisfy the plaintiff. Upon payment to the plaintiff, the suit against the Company was dismissed.


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------

           The Company is not in compliance with certain loan covenants under its bank line of credit facility. See Part I, Item 2 and Note 5 to the Consolidated Financial Statements for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           On August 7, 2001, the Company held its annual meeting of shareholders (the "Meeting"). Two persons were elected to the Board of Directors at the Meeting. Set forth below are the names of the persons elected at the Meeting as directors, the class to which they were elected, and the vote totals for each such director:

                                                  Votes For       Votes Withheld
                                                  ---------       --------------
           Class I-Terms Expire 2004:

                J. Wesley Hall                    2,942,679               15,874

                W. Sydnor Settle                  2,862,379               96,174

                            OPEN PLAN SYSTEMS, INC.



           The second matter considered at the Meeting was the approval of a resolution to restore the voting rights of one of the Company's shareholders, Great Lakes Capital, LLC, under Virginia law. The number of votes required for approval of this matter under Virginia law was 1,689,842. This matter was not approved. The vote total for this matter is set forth below:

                                                 Number of Votes
                                                 ---------------

           For                                         1,110,565

           Against                                       604,104

           Abstain                                         2,200

           Broker Non-Votes                              807,698


           On October 15, 2001, the Board of Directors appointed Thomas M. Mishoe, Jr. as a member of the Board of Directors to serve until the next annual meeting of shareholders.

Item 5.    Other Information
           -----------------

           Not applicable.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits:

           The registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.

              Exhibit No.    Description
           ---------------------------------------------------------------------

                  11         Statement Re: Computation of Per Share Earnings


           (b)    Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on July 2, 2001 reporting under Items 5 and 7 that the Company had issued press releases dated May 29, 2001, June 8, 2001, June 20, 2001 and June 29, 2001, respectively, that announced the appointment of an Operating Committee to manage the day-to day operations of the Company until a replacement of the Company's Chief

                            OPEN PLAN SYSTEMS, INC.



           Executive Officer could be found; the delisting of the Company's common stock from the Nasdaq Stock Market effective June 8, 2001; the implementation of a restructuring plan and the filing of the Company's Form 10-Q for the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       OPEN PLAN SYSTEMS, INC.
                                       (Registrant)


Date:  October 29, 2001                By:     /s/ Thomas M. Mishoe, Jr.
                                           -------------------------------------
                                           Thomas M. Mishoe, Jr.
                                           President and Chief Executive Officer


Date:  October 29, 2001                By:     /s/ Kathryn L. Tyler
                                           -------------------------------------
                                           Kathryn L. Tyler
                                           Chief Financial Officer

                             OPEN PLAN SYSTEMS, INC.



                                  EXHIBIT INDEX
                                  -------------


No.        Description
---        -----------

11         Statement Re:  Computation of Per Share Earnings