Form 10-K
period 2001-12-31
OPEN PLAN SYSTEMS INC
filed 2002-04-16
CIK 1011738

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

                             Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the average of the bid and asked prices of $0.10 per share for the Common Stock as quoted on the OTC Bulletin Board on March 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $280,453.

     The number of shares of Common Stock outstanding as of March 28, 2002 was 4,337,391 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders (to be filed) may be incorporated by reference into Part III hereof. In the alternative, the Part III information will be provided by an amendment to this Form 10-K.

                               TABLE OF CONTENTS

                                    PART I

                                                                            Page
                                                                            ----
Item 1.     Business.......................................................   1

Item 2.     Properties.....................................................   8

Item 3.     Legal Proceedings..............................................   9

Item 4.     Submission of Matters to a Vote of Security Holders............  10

            Executive Officers of the Registrant...........................  11

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  12

Item 6.     Selected Financial Data........................................  14

Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....  31

Item 8.     Financial Statements and Supplementary Data....................  32

Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................  54

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............  55

Item 11.    Executive Compensation.........................................  55

Item 12.    Security Ownership of Certain Beneficial Owners and Management.  55

Item 13.    Certain Relationships and Related Transactions.................  55

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  56

                                    PART I


ITEM 1.     BUSINESS

     Open Plan Systems, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on September 11, 1989. The Company remanufactures and markets modular office Work Stations. The Company operates a remanufacturing facility in Richmond, Virginia. The Company also markets new office chairs, desks and other office furniture products.

RESTRUCTURING OF OPERATIONS

     During the years ended December 31, 2001 and 2000, the Company experienced significant losses from operations, declining margins, loan covenant defaults, management turnover and significant expenses to correct accounting deficiencies from fiscal year 2000. In an effort to address these issues, the Company took significant steps during 2001 to restructure its operations. On June 20, 2001, the Company began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia, closed five under-performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston, reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C., and restructured back office operations at the Company's headquarters in Richmond, Virginia. This restructuring plan also shifted the Company's focus to the remanufacturing of Herman Miller, Inc. ("Herman Miller") products, and discontinued the Haworth, Inc. ("Haworth") and Steelcase, Inc. ("Steelcase") remanufactured product lines. In connection with its restructuring plan, the Company terminated the employment of approximately 65 employees, primarily sales personnel in offices being closed or production personnel associated with the remanufacturing facility in Michigan. The goal of the restructuring plan was to enhance profitability by downsizing the Company to a smaller business platform and improving gross margins.

     As part of the restructuring plan, the Company sought to dispose of its remanufacturing facilities in Michigan. Pursuant to this initiative, the Company disposed of its existing leased Michigan remanufacturing facility and related assets, sold the new 70,000 square foot remanufacturing facility that was under construction in Michigan and retired the $2,500,000 Variable Rate Limited Obligation Revenue Bonds (Open Plan Systems, Inc. Project), Series 2000 of the Michigan Strategic Fund, issued to finance the construction of the new facility (the "Industrial Revenue Bonds").

     On November 26, 2001, the Company implemented additional restructuring initiatives consisting of the elimination of approximately 25 sales, production and administrative positions. The purpose of the restructuring was to further reduce costs in recognition of the Company's decreased sales following the September 11th terrorist attacks and related economic downturn and the uncertain future impact on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring" as to the impact of the restructuring plans on the Company's results of operations.

MEXICAN JOINT VENTURE

     In January 2000, the Company entered into a joint venture agreement with Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V., a Mexican entity, to open a new sales office in Mexico City, Mexico, as part of the Company's plan to capitalize on expected opportunities in the Mexican market. The joint venture agreement created two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V. Both Mexican subsidiaries are jointly owned by the

Company and its Mexican partner. The Company holds an 80% ownership interest and its Mexican partner holds a 20% ownership interest in each Mexican subsidiary.

     During the third quarter of 2001, the Company determined that it would be in its best interests to discontinue the Mexico operations due primarily to issues relating to the profitability of the Mexican subsidiaries and its lack of control over the subsidiaries' operations. The Company recorded a restructuring expense of $733,000 in the third quarter of 2001 related to the Mexican operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of Mexican Subsidiaries" as to further details regarding the restructuring expense. Upon the completion of negotiations on February 18, 2002, the Company entered into an agreement with its Mexican joint venture partner to liquidate the Company's two Mexican subsidiaries pursuant to Mexican law. The liquidation agreement names an independent Mexican accountant who will liquidate the Mexican subsidiaries and, upon the completion of the liquidation, distribute to the Company and its Mexican partner any residual assets or funds of the Mexican subsidiaries. Residual assets, if any, will be distributed to the Company and the joint venture partner in accordance with their respective ownership interests in the Mexican subsidiaries.

     The Company has been advised by its Mexican legal counsel that, should the subsidiaries' liabilities exceed their assets, the Company would be liable to the extent of its initial capital contribution of approximately $50,000. In addition, the Company could be liable for Mexican taxes and any wages and severance obligations owed by the subsidiaries which remain unpaid. The liquidator is not aware of any unpaid wages or severance obligations and has preliminarily determined that there could be $40,000 of unpaid taxes attributable to the subsidiaries. Further, under the liquidation agreement, the Company's joint venture partner assumed full responsibility for unpaid wages and severance obligations owed by the Mexican subsidiaries, and is obligated to hold the Company harmless against such liabilities.

     The Company guaranteed obligations owed by the subsidiaries to certain vendors. At the time the Company recorded its restructuring charge in the third quarter of 2001 with respect to the Mexican operations, the Company included all known payment guarantees to such vendors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of Mexican Subsidiaries" for a more detailed discussion of the third quarter 2001 restructuring charge. The Company is not aware of any other vendor obligations arising before or since the third quarter restructuring charge that were guaranteed by the Company.

     As of April 12, 2002, the liquidation has not been completed and it is not certain how long the liquidation process will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of Mexican Subsidiaries" as to the impact of the liquidation on the Company, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - Potential Expenses Related to Liquidation of Mexican Subsidiaries" as to other potential expenses the Company may incur in connection with the liquidation process.

THE OFFICE FURNITURE INDUSTRY

     The Company competes in the office furniture industry with national and regional manufacturers of new office furniture and with local and regional remanufacturers of used office furniture. Steelcase, Herman Miller and Haworth constitute the dominant manufacturers, collectively representing approximately two-thirds of the installed base of Work Stations. With respect to independent remanufacturers of used Work Stations, the Company believes that the vast majority of such remanufacturers are local operations serving a single city or metropolitan area from a single sales office.

     The business of remanufacturing Work Stations grew steadily during the 1990's and is expected by the Company to continue to grow in the 2000's despite the economic downturn experienced in 2001. The Company believes this growth is principally due to the greater availability of high quality remanufactured Work Stations at prices below manufacturers' retail list prices for new Work Stations, thereby providing end-users with substantial value. The adoption of recycling programs or policies by businesses has also been a major factor leading to increased demand for remanufactured Work Stations.

OVERVIEW OF THE COMPANY'S OPERATIONS

     The Company's primary business is the remanufacture of modular office Work Stations. The Company purchases used Work Stations from end-users, brokers and dealers, and accepts trade-ins for used Work Stations from customers (see "- Sales and Marketing - Asset Banking"). The Work Stations are disassembled, inventoried by usable component parts and stored. The used Work Stations are restored through the remanufacturing process to meet specific customer needs. Remanufacturing typically includes sanding, painting, laminating, reupholstering and updating electrical components.

     The Company's design staff works with customers to optimize the use of available office space through customized space plans. Customers are able to choose from among several colors of paint, over 300 unique laminates and over 1,000 different fabrics. The Company has the ability to generate proposals at the customer's site using a personal computer or, in the case of complex designs, proposals are developed by the Company with its group of in-house designers.

     The Work Stations are installed at the customer's offices by the Company's employees or by approved outside installers providing the Company with control over the entire production and installation process. The Company generally is able to remanufacture and ship within two to four weeks of receiving a purchase order, depending on the product and the selected fabrics. The Company's Richmond, Virginia production facility includes all of the equipment required to remanufacture Work Stations, including closed and open painting and drying booths as well as sanding, woodworking and reupholstering equipment.

     The Company sells Work Stations primarily through nine Company-owned direct sales offices located in large east coast, southern and mid-western cities. Additionally, the Company sells products through certain authorized dealers throughout the country. In marketing its products, the Company utilizes several innovative programs, including its Asset Banking program, which allows customers to trade-in used Work Stations in exchange for a credit towards future purchases.

     The Company believes that its ability to provide high quality and environmentally friendly Work Stations at competitive prices, coupled with its emphasis on superior customer service through its sales and design staff and Company trained or approved installers, provides it with a competitive advantage over manufacturers and other remanufacturers of Work Stations.

     The Company believes that short-term revenue growth can be obtained by achieving a larger market share in the markets where the Company currently has sales offices, more effective motivation and management of the sales organization, improvement of sales personnel skills, improvement of the Company's marketing programs and the addition of quality furniture systems brokers in geographic locations other than where the Company currently has direct sales offices. The Company also believes that long-term revenue growth may be obtained through controlled geographic expansion of the Company's sales offices, addition of profitable new product lines and judicious acquisitions of remanufacturing competitors in appropriate geographical locations. The Company believes that each of the 50 largest metropolitan areas of the United States could support a sales office.

PRODUCTS

     The Company's principal products during the first six months of 2001 were remanufactured Herman Miller, Haworth and Steelcase Work Stations. However, as part of the Company's restructuring plan implemented in June 2001, the Company shifted its focus exclusively to the remanufacturing of Herman Miller products and discontinued the Haworth and Steelcase product lines. The Haworth product line was produced primarily in the Lansing facility prior to the closing of that facility. Because of the small percentage of sales attributable to the Haworth product line, the Company determined that it would not be profitable to move the Haworth production line to the Richmond facility following the closing of the Lansing facility. Steelcase products were also discontinued due to the costs of carrying inventories and training production employees compared to the amount of sales attributable to this product line. By focusing on the Herman Miller product line, the Company expects to strengthen its sales efforts and reduce production costs by decreasing the parts, equipment and inventory necessary to support multiple product lines and eliminating production inefficiencies.

     The Company believes that its Work Stations offer significant advantages over the traditional desk, free-standing file and permanent drywall office layout. Work Stations enable businesses to house more people in a given area, while still providing adequate amounts of space per person. The end result is less square feet of office space per worker and, therefore, lower facility costs per employee.

     The Company customizes its Work Stations to accommodate specific job functions. The Company offers its Work Stations with or without power access in a variety of panel heights, widths, paint colors and fabrics. Work surfaces, drawer and file pedestals, storage components and accessories are offered with various size and finish options.

     In addition to Work Stations, the Company also sells new office chairs, desks and other office furniture products purchased from pre-selected strategic partners. These products typically are drop shipped directly from the vendor to the Company's customer, with the Company rarely taking physical possession of these products. The Company continues to develop relationships and partnerships with its vendors to enhance the quality and cost-effectiveness of these products.

     The Company also provides value-added services, such as design and project management, in addition to its other product offerings.

INVENTORY

     The Company continuously seeks opportunities to purchase used Work Stations throughout the United States through competitive bids or private negotiations with end-users, brokers and dealers. At the time the Company purchases inventory, it disassembles the Work Stations and ships the disassembled Work Stations to its Richmond facility where the Company determines whether the specific parts should be cleaned and sold as part of its "As Is" sales program or stored as inventory and subsequently remanufactured and sold. The Company also has the ability to purchase certain strategic new parts and accessories which are in short supply in the used furniture market, thereby eliminating the need to purchase additional Work Stations for these specific parts.

     The Company maintains an inventory of disassembled Work Stations and component parts at its remanufacturing facility in Richmond, Virginia so that it can ship most customers' orders within four weeks or less. The Company constantly monitors and adjusts its inventory to meet anticipated sales levels and customer preferences or to take advantage of attractively priced used Work Stations. The Company's decision to discontinue Haworth and Steelcase products simplified inventory acquisition and permitted the Company to reduce its inventory levels. Although the Company experienced liquidity and cash flow difficulties during 2001, the Company continued to be able to adequately fund sufficient levels of inventory to meet existing sales requirements.

DISTRIBUTION

     Sales Offices. The Company currently operates nine sales offices, located in the metropolitan areas of Richmond, Washington D.C., Atlanta, Chicago, New York, Philadelphia, Raleigh, Norfolk and Detroit. As part of its restructuring efforts in 2001, the Company closed five under-performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston. See "- Restructuring of Operations." In addition, on February 18, 2002, the Company entered into an agreement with its Mexican joint venture partner to liquidate the Company's two Mexican subsidiaries pursuant to Mexican law. Pursuant to the terms of the agreement, neither Mexican subsidiary will engage in any further sales or operations activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidation of Mexican Subsidiaries."

     The Company believes that marketing and distributing its Work Stations primarily through a direct sales force rather than through intermediaries is advantageous because it eliminates the costs and additional price mark-up associated with wholesale distribution, it enables the Company to retain direct control and oversight of its products and the selling process, and it permits the Company to control the delivery of quality design and installation services to each customer.

     Dealer Network. In addition to its own sales staff, the Company maintains a dealer network in certain of those markets that are not sufficiently developed to support a sales office or in larger markets to supplement the efforts of the direct sales force.

     "As Is" Sales. A small portion of the Company's sales is made to brokers, end-users and others who buy used Work Stations from the Company on an "as is" basis. The Company's "As Is" program involves the selective purchase of used Work Stations in good condition that do not require substantial repair or other alteration. The "As Is" program appeals to customers seeking sizable quantities of quality Work Stations at "budget" prices.

SALES AND MARKETING

     General. The Company's sales and marketing strategy relies primarily upon offering quality products at competitive prices and providing superior customer service. The Company's sales organization markets the Company's products and services directly to various business and governmental customers. The Company's sales offices advertise through a variety of print mediums, including direct mail, newspapers, business magazines and journals. The Company also uses booth displays at various trade shows for national organizations of commercial and governmental purchasing managers, facility managers, interior designers, architects and local business groups.

     The Company's marketing also emphasizes its commitment to the environment. Through its remanufacturing process, the Company reuses or recycles several million pounds of office systems furniture each year that might otherwise be discarded in landfills. Some companies and governmental entities have adopted recycling policies or programs that require those organizations to purchase recycled products in varying quantities. Because the Company's remanufactured Work Stations are a recycled product, the Company may have a marketing advantage over manufacturers of new Work Stations.

     Asset Banking. The Company's Asset Banking program allows customers to trade-in used Work Stations by "depositing" them with the Company in exchange for a "credit" toward future purchases of the Company's remanufactured Work Stations. Work Stations "deposited" by customers become part of the Company's inventory of used Work Stations that can be remanufactured. When a business with a "credit" chooses to purchase Work Stations at then-prevailing prices, the customer can make a complete or partial "withdrawal" from its account to pay for the Work Stations. The effect of the program is to make a customer's used Work Stations renewable assets. The program eliminates the customer's inventory, storage and maintenance costs for Work Stations not in use, while at the same time positioning the Company for a future sale and increasing the Company's inventory which can be immediately remanufactured and sold. The liability related to asset banking "credits" was not considered to be significant at December 31, 2001 or 2000.

     Government Services Administration. The United States Government Services Administration ("GSA") in 1996 approved the Company's inclusion on the New Introductory Schedule as a distributor of Work Stations and other related products and services to the federal government. This has enabled the Company to sell its remanufactured Work Stations to the federal government as well as develop a previously untapped source of supply through trade-ins and "asset banking." The Company believes that it is the only remanufacturer with such governmental approval and may have a marketing advantage over other remanufacturers.

     Rental Program. The Company's rental program, while not significant, offers an alternative to ownership of Work Stations. Under the rental program, the Company rents Work Stations for a minimum term of six months. Upon expiration of the term of the rental, the Work Stations are returned to the Company and can be rented again or remanufactured and sold. The rental program is an attractive alternative for those customers with capital spending constraints. In addition, customers who wish to evaluate long-term furniture requirements are able to defer a commitment to purchase Work Stations while meeting their short-term requirements for office furniture. The rental program has not contributed significantly to the Company's past revenues due to the limited number of rentals which have occurred to date under the program.

CUSTOMERS

     The Company's commercial customers range from small businesses to Fortune 500 companies. Additionally, the Company's governmental customers include various federal, state and local agencies and other governmental entities. The Company is not dependent upon any single customer or any single group of customers for a significant portion of its sales. In 2001, the largest customer accounted for less than 5% of sales. The loss of any one customer would not have a material adverse effect on the Company.

COMPETITION

     The Company experiences intense competition in the sale of its remanufactured and "As Is" Work Stations. The Company competes with manufacturers, dealers, brokers and other remanufacturers in the geographic markets where the Company's sales offices or dealers are located. Competition is primarily based upon price, delivery time, design, quality and customer service. Certain manufacturers are able to offer both new and remanufactured Work Stations to customers. The Company believes it has a competitive advantage over such manufacturers and other remanufacturers due to its direct sales force, pricing, customer service and commitment to reusing product. However, manufacturers and dealers of new Work Stations have certain competitive advantages including established distribution channels and marketing programs, substantial financial strength, long-term customers and ready access to component parts. Manufacturers also can sell new Work Stations at very substantial discounts which reduces the Company's pricing advantage. The Company's products, although typically less expensive than new products, may not be competitive with the products of local remanufacturers in certain markets due to the costs of shipping the Company's products from Richmond, Virginia to the customer's offices. This may be particularly so relative to markets previously serviced by the Company's former Lansing facility that now are serviced by the Richmond facility.

     In addition, the Company competes with dealers, brokers and other remanufacturers in purchasing used Work Stations. See "- Inventory."

     The Company believes it is one of the largest independent remanufacturers of Work Stations in the United States based on gross revenues. Unlike most independent remanufacturers, which are typically local operations serving a single city or metropolitan area from a single sales office, the Company is able to compete effectively in many markets through its distribution channels. The Company also believes that its remanufacturing services are significantly more comprehensive than the services provided by most other remanufacturers, who may lack the personnel, equipment and facilities necessary to remanufacture Work Stations completely.

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

SEASONALITY AND BACKLOG

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

EMPLOYEES

     As of December 31, 2001, the Company had 114 full time employees and two part-time employees. As part of its restructuring efforts in 2001, the Company eliminated approximately 90 sales, production and administrative positions in connection with the closing of certain under-performing sales offices, the closing of its Lansing, Michigan manufacturing facility and the consolidation and restructuring of the Company's operations in Richmond, Virginia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring." In addition, the Company experienced extensive management turnover during the first half of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Senior Management."

     The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. None of the Company's employees are covered by a collective bargaining agreement. Despite the elimination of positions in 2001 pursuant to the Company's restructuring efforts, the Company considers its relations with employees to be good.

GOVERNMENT REGULATION

     The Company's operations are subject to a variety of federal, state and local environmental laws and regulations including those which limit the discharge, storage, handling and disposal of hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints and solvents. Management believes that the Company is in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance in the future cannot be determined. Regulations recently proposed by the Environmental Protection Agency ("EPA") implementing the federal Clean Air Act, as amended in 1990, may require reduced emissions of volatile organic compounds and hazardous air pollutants, including certain emissions resulting from the Company's use of paints and solvents in the remanufacturing process. As a result, the Company may be required to install emission controls or to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. The Company is evaluating the applicability and impact such proposed regulations would have if promulgated by the EPA as proposed. The furniture industry and its suppliers are attempting to develop water-based paint and finishing materials to replace commonly-used organic-based paints and finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements or estimate the cost of compliance.

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

ITEM 2.     PROPERTIES

     The Company leases 180,000 square feet of space at its facility in Richmond, Virginia. The Richmond lease expires in July 2002. The Company subleases approximately 36,000 square feet at its Richmond facility. Management is currently evaluating the extension of the Company's lease and available alternatives. Management believes that alternative space suitable to its production and office needs is available in the Richmond, Virginia area.

     In 2001, the Company implemented a restructuring plan that, among other things, closed the Company's leased remanufacturing facility in Lansing, Michigan, consolidated remanufacturing operations in Richmond, Virginia and closed five under-performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston. In connection with the closing of its remanufacturing operations in Lansing, Michigan, the restructuring plan included (i) the disposal of the leased Michigan remanufacturing facility and related assets,
(ii) the sale of the new 70,000 square foot remanufacturing facility that was under construction in Michigan and (iii) the retirement of the $2,500,000 Industrial Revenue Bonds.

     The Company leases its sales offices throughout the geographic areas in which it operates. The Company owns substantially all of its equipment, including office and manufacturing equipment. The Company believes that its properties are maintained in good operating condition and are suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS

     Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V. v. Open
     -----------------------------------------------------------------------
Plan Systems Inc. et al. In January 2000, the Company entered into a joint
-----------------------
venture agreement with Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V., a Mexican entity, to open a new sales office in Mexico City, Mexico. The joint venture agreement created two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V. Both Mexican subsidiaries are jointly owned by the Company and its Mexican partner. The Company holds an 80% ownership interest and its Mexican partner holds a 20% ownership interest in each Mexican subsidiary.

     In 2001, the Company requested that its Mexican partner produce financial information on the operations of the Mexican subsidiaries for the third and fourth quarters of 2001. The Mexican partner refused, and the Company was unable to obtain such financial information on its own. Certain actions taken by the Mexican partner blocked the Company's access to the Mexican subsidiaries' books and records. In response, the Company initiated certain legal proceedings in Mexico seeking to obtain the requested information from the Mexican partner. On November 27, 2001, the Mexican partner filed its own judicial proceeding in Mexico before the 47th Judge in the Civil Court of Mexico City in a matter styled Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V. v. Open
       -----------------------------------------------------------------------
Plan Systems Inc. et al. In that proceeding, the Mexican partner alleged that
-----------------------
the Company, certain of its officers and other agents of the Company in Mexico, breached the joint venture agreement and violated Mexican corporate law in connection with the Company's legal proceedings initiated in Mexico. The
Mexican partner specifically alleged, in part, that the Company improperly served notice on the Mexican partner and failed to provide information required under the joint venture agreement. The Mexican partner sought unspecified amounts for damages and an order from the Mexican judge vacating actions previously taken by the Company in 2001 with respect to appointing new members to the Board of Managers for the Mexican subsidiaries, obtaining financial information regarding the Mexican subsidiaries from the Mexican partner and gaining access to the Mexican subsidiaries' books and records. As of April 12, 2002, the Company has not been formally served in the proceeding.

     On February 18, 2002, the Company entered into an agreement with its Mexican partner to liquidate the two Mexican subsidiaries pursuant to Mexican law. The liquidation agreement names an independent Mexican accountant who will liquidate the Mexican subsidiaries and, upon the completion of the liquidation, distribute to the Company and its Mexican partner any residual assets or funds of the Mexican subsidiaries. Residual assets, if any, will be distributed to the Company and the joint venture partner in accordance with their ownership interests in the Mexican subsidiaries. The liquidator will have full access to, and will maintain control over, the books, records and checking accounts of the Mexican subsidiaries during the liquidation process. As part of the liquidation agreement, the parties agreed to stay all existing judicial proceedings between them, including the proceedings described above, and to refrain from filing any further actions or proceedings during the liquidation process except as provided in the liquidation agreement. The liquidation agreement further provides that the Company's joint venture partner assume full responsibility for, and hold the Company harmless against, any unpaid wages or severance obligations owed by the Mexican subsidiaries to its employees. As of April 12, 2002, the liquidation has not been completed and it is not certain how long the liquidation process will continue.

     Alethea D. Clark v. Open Plan Systems. Inc., et al. Alethea D. Clark, a
     --------------------------------------------------
citizen of the state of New Jersey, filed a suit against the Company, Furniture Solutions, Inc. and certain unnamed "John Doe" defendants on November 16, 2001, in the Superior Court of New Jersey, Burlington County, styled Alethea D. Clark
                                                               ----------------
v. Open Plan Systems, Inc., et al. Ms. Clark alleges that on December 6, 1999,
---------------------------------
a Work Station supplied and serviced by the Company collapsed and caused her to suffer personal injury. Ms. Clark seeks an unspecified amount in damages. The Company believes that the Work Station in question was sold to and installed by an independant installation contractor. The Company intends to vigorously defend Ms. Clark's suit. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the persons who serve as executive officers of the Company, their ages and positions as of March 31, 2002, and their business experience during the prior five years. There are no family relationships between any such persons and any director, executive officer or person nominated to become a director or executive officer.

     Anthony F. Markel, age 60, has been a director of the Company since 1989 and Chairman of the Board of the Company since 1998. Mr. Markel has been President of Markel Corporation, an insurance brokerage company, since 1992. Mr. Markel is a director of Markel Corporation and Hilb, Rogal & Hamilton Company. He is Chairman of the Executive Committee and a member of the Compensation Committee.

     Thomas M. Mishoe, Jr., age 49, has served as President and Chief Executive Officer of the Company since October 1, 2001. Prior to that time, he had served since May 25, 2001 as a member of the Company's interim Operating Committee. From March 19, 2001 to September 30, 2001, Mr. Mishoe's firm, FinOpStrat Consulting, Inc., was engaged by the Company as a financial, operational and strategic consultant. From March 1996 until October 2000, Mr. Mishoe served as chief financial officer of Eskimo Pie Corporation, a marketer and manufacturer of ice cream and related products. Mr. Mishoe has been a director of the Company since October 15, 2001, at which time he was appointed by the Board of Directors to fill a Board vacancy.

     Kathryn L. Tyler, age 31, has been Chief Financial Officer, Treasurer and Secretary of the Company since October 1, 2001. From March 2001 until the time she was appointed Chief Financial Officer of the Company, Ms. Tyler assisted the Company as an independent consultant with Mr. Mishoe, providing financial, operating and strategic advice. Prior to March 2001, Ms. Tyler was employed with Eskimo Pie Corporation in various capacities over a five year period including Senior Accountant, Manager of Financial Analysis and Reporting and Controller.

     David E. Green, age 42, has been Senior Vice President of Sales and Marketing of the Company since December 1, 2001. Mr. Green had served previously as Senior Vice President of Operations from October 1, 2001 until his current appointment, and as a member of the Company's Operating Committee from May 25, 2001 to October 1, 2001. From August 1994 until he began serving on the Operating Committee, Mr. Green was employed by the Company in a variety of operational and sales management roles.

     John H. Bryson III, age 37, has been Vice President of Plant Operations since October 1, 2001. From 1997 until the time he was appointed Vice President of Plant Operations, Mr. Bryson served as the Company's Director of Operations.

                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Market for Common Stock. The Company's Common Stock has been quoted on the OTC Bulletin Board with the symbol "PLAN" since July 16, 2001. Prior to that time, the Common Stock was listed on the Nasdaq National Market under the symbol "PLANE" from April 26, 2001 to June 8, 2001, and under the symbol "PLAN" prior to April 26, 2001.

     On April 24, 2001, the Company received a Nasdaq Staff Determination notifying the Company that the Common Stock would be delisted from The Nasdaq Stock Market. The Nasdaq Staff Determination was based on the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 2000 in a timely manner, as required by Nasdaq's continued listing requirements. As a result, Nasdaq appended an "E" to the Company's trading symbol, indicating a lack of compliance with Securities and Exchange Commission requirements. The Company was subsequently notified by the Nasdaq Staff that its Common Stock had failed to maintain a minimum market value of public float of $5,000,000 over the previous 30 consecutive trading days, and that its Common Stock had failed to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive trading days, both of which are required by Nasdaq's continued listing requirements. While the Company subsequently filed its Annual Report on Form 10-K as required by the Nasdaq Staff, the Company was unable to rectify the remaining public float and share price deficiencies noted by the Nasdaq Staff within the time required. Consequently, on June 8, 2001, the Company's Common Stock was delisted from The Nasdaq Stock Market. The OTC Bulletin Board began quoting the Company's Common Stock on July 16, 2001.

     The Company's Common Stock is eligible for quotation on the OTC Bulletin Board for as long as the Company is current with respect to its filings with the Securities and Exchange Commission. In the event the Company and the Company's Common Stock meet the listing requirements of The Nasdaq Stock Market, the Company can apply with The Nasdaq Stock Market to have its Common Stock relisted.

     The following table shows, for the periods indicated, the high and low closing sales prices per share for the Common Stock as reported by the Nasdaq National Market. The table ends with June 7, 2001, which was the last day the Common Stock was traded on the Nasdaq National Market.

                                                            Closing Sales Prices
                                                            --------------------
Calendar Year                                                  High       Low
-------------                                                  ----       ---

  2000
      First Quarter............................................$ 2.88     $ 1.28
      Second Quarter...........................................$ 2.19     $ 1.63
      Third Quarter............................................$ 2.13     $ 1.50
      Fourth Quarter...........................................$ 2.00     $ 1.50

  2001
      First Quarter............................................$ 1.88     $ 0.75
      Second Quarter (April 1 through June 7)..................$ 0.88     $ 0.09

     The following table shows, for the periods indicated, the high and low bid information per share for the Common Stock as reported on the OTC Bulletin Board. The table begins with July 16, 2001, which was the first day the Common Stock was quoted on the OTC Bulletin Board. The over-the-counter market quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              Bid Information
                                                              ---------------
Calendar Year                                                  High       Low
-------------                                                  ----       ---

  2001
      Third Quarter (July 16 through September 30).............$ 0.34     $ 0.02
      Fourth Quarter...........................................$ 0.55     $ 0.16

     There was no public market for the Common Stock between June 8, 2001 and July 15, 2001. As of March 28, 2002, there were approximately 78 holders of record of the Company's Common Stock.

     Dividend Policy. Since the Company's initial public offering in 1996, the Company has not declared or paid any cash dividends or distributions on its Common Stock. The Company currently intends to retain earnings of the Company to support operations and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, terms and conditions of the Company's bank line of credit prohibit the payment of dividends without the consent of the bank. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Recent Sales of Unregistered Securities. On November 5, 2001, the Company granted options to its then-current directors to purchase Common Stock in lieu of receiving cash payments for their service as directors during 2001. The directors who received grants of options were Theodore L. Chandler, Jr., J. Wesley Hall, Anthony F. Markel, Robert F. Mizell, Edwin W. Mugford, Troy A. Peery, Jr. and William Sydnor Settle. The options granted to the directors entitled them to an aggregate of 155,081 shares of Common Stock. The options became immediately exercisable upon the date of grant at an exercise price of $0.60 per share, which price reflected a premium of $0.40 per share to the then prevailing bid price of $0.20 per share on the OTC Bulletin Board. The options granted on November 5, 2001 will expire if not exercised prior to November 5, 2011. Other than the acceptance of the stock options in lieu of cash payments, there was no consideration provided by the directors to the Company for the stock options. The stock option grants were not registered based on the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table presents selected financial data for the Company for each of the five years in the period ended December 31, 2001. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Year Ended December 31                                  2001        2000        1999       1998        1997
----------------------                                  ----        ----        ----       ----        ----
(in thousands, except per share amounts)

Statement of Operations Data
Net sales ......................................      $31,057     $42,675     $35,058     $33,676     $31,968
Cost of sales...................................       24,807      33,158      24,332      25,765      23,593
                                                   -------------------------------------------------------------
Gross profit ...................................        6,250       9,517      10,726       7,911       8,375
Operating expenses:.............................
Amortization of intangibles ....................          114         274         213         275         275
Selling and marketing...........................        6,906       8,144       7,336       7,220       6,524
General and administrative......................        3,245       3,395       2,529       2,811       2,607
Arbitration costs ..............................            -         142       1,067           -           -
Operational restructuring.......................        5,651           -           -       1,290           -
                                                   -------------------------------------------------------------
Total operating expenses .......................       15,916      11,955      11,145      11,596       9,406
                                                   -------------------------------------------------------------
Operating loss..................................       (9,666)     (2,438)       (419)     (3,685)     (1,031)
Interest expense................................          481         446         201         236          70
Gain on disposal of fixed assets ...............         (260)          -           -           -           -
Other (income) expense, net ....................          (10)         52         (24)         12         (84)
                                                   -------------------------------------------------------------
Loss before income taxes .......................       (9,877)     (2,936)       (596)     (3,933)     (1,017)
(Benefit) expense for income taxes /(1)/........           45       1,571      (1,378)          -        (269)
                                                   -------------------------------------------------------------
Net (loss) income /(2)(3)(4)/...................       (9,922)    $(4,507)    $   782     $(3,933)    $  (748)
                                                   =============================================================

Income (loss) per share.........................      $ (2.29)    $ (1.03)    $   .17     $  (.86)    $  (.17)
                                                   =============================================================
Diluted weighted average shares outstanding.....        4,338       4,395       4,594       4,582       4,472
                                                   =============================================================

Balance Sheet Data
Working capital (deficit).......................         (146)      4,722       8,229       9,517      11,765
Total assets ...................................        7,985      23,332      23,619      20,005      26,314
Long-term debt .................................          138         227         163           -           -
Shareholders' equity............................          872      10,803      15,455      15,346      20,043

_______________

/(1)/ The effect of establishing a valuation allowance against net deferred tax assets in the fourth quarter of 2000 resulted in a net expense for income taxes of approximately $1.6 million. See Note 8 of the Notes to Consolidated Financial Statements. For information on fourth quarter 2000 adjustments relating to inventory and other items, see Note 14 of the Notes to Consolidated Financial Statements.

/(2)/ Net income for 1999 includes the impact of arbitration costs of $1.1 million in connection with a dispute with former officers of the Company.

/(3)/ Net income for 1999 includes the effect of the reversal of the valuation allowance against net deferred tax assets of $1.3 million.

/(4)/ Net loss for 2001 includes the impact of restructuring charges of approximately $5.7 million. In addition, it includes a write-down of inventories of approximately $1.7 million related to the

       Company's restructuring plan, charged to cost of goods sold. See Note 13 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company weathered a difficult year in 2001, experiencing significant financial losses, loan defaults, accounting deficiencies, the delisting of the Company's Common Stock from the Nasdaq National Market, two significant corporate restructurings, significant personnel reductions, a dispute with its Mexican joint venture partner with respect to access to the books and records of the Mexican subsidiaries and the liquidation of the Mexican subsidiaries and significant changes in the Company's senior management team. In response, the Company initiated a turn-around process with the goal of positioning the Company to achieve profitable operations and to create future shareholder value. The following discussion describes the most critical issues that faced the Company in 2001, their impact on the Company and its financial results and their current status, as applicable.

VIOLATIONS OF LOAN COVENANTS

     As of December 31, 2000, the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of Industrial Revenue Bonds in the amount of $2.5 million to finance the construction of a new remanufacturing facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5.25 million at a floating interest rate based on LIBOR. The letter of credit facility and revolving line of credit agreements required the Company to meet various restrictive covenants, including a defined tangible net worth and an interest coverage ratio. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the loan covenants. As a result of the covenant violations as well as the significant net losses in fiscal years 2001 and 2000, the Company's auditors, in its reports filed as part of the Annual Reports on Form 10-K for 2001 and 2000, expressed substantial doubt as to the Company's ability to continue as a going concern. See "- Forward Looking Statements - Accounting Deficiencies and Remedial Action."

     In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive, through June 30, 2001, its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants. Under the forbearance agreement, the line of credit was reduced from $5.25 million to $4.65 million. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that extended until October 30, 2001. This latter forbearance agreement provided that the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after October 30, 2001. Under the forbearance agreement, the line of credit was reduced from $4.65 million to $4.25 million. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company paid the bank a forbearance fee of $50,000. Pursuant to the forbearance agreement, the bank reserved the right to declare a default and accelerate the loans under the two facilities after October 30, 2001 if the parties had not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement.

     The forbearance agreement also prohibited the Company from utilizing the approximately $2.1 million of remaining cash proceeds from the Company's Industrial Revenue Bonds to complete the new Lansing remanufacturing facility without the prior approval of the bank. Under the prior May 2001 forbearance agreement, the Company was unable to make two progress payments totaling approximately $940,000 due on the project in May and June 2001. Subsequently, the contractor ceased construction on the project and filed a construction lien suit against the Company alleging, among other things, a breach of the construction agreement. With the consent of the bank, on September 20, 2001 the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash bond proceeds that were held in escrow and additional cash of the Company approximating $286,000. As a result, the letter of credit facility with the bank was terminated. On October 4, 2001, the Company completed the sale of its remanufacturing facility under construction in Lansing, Michigan. The sale resulted in cash proceeds to the Company of approximately $395,000 after payment of amounts due to the contractor engaged to construct the facility and certain expenses related to the sale. In connection with the sale closing, the contractor's suit against the Company for amounts owed under the construction contract was dismissed.

     On November 2, 2001, the Company entered into an agreement, effective October 30, 2001, with the bank to extend the August 10, 2001 short term forbearance agreement. Under the terms of the agreement, the bank agreed to refrain from exercising any rights or remedies with respect to existing defaults under the Company's loan documents until after January 31, 2002. The November 2, 2001 extension of the forbearance agreement did not differ materially from the terms of the August 10, 2001 forbearance agreement.

     Although the forbearance agreement expired on January 31, 2002, the Company and the bank continued to engage in discussions regarding a further extension of the forbearance agreement with revised terms. However, on March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. The Company responded to the demand for payment by continuing discussions with the bank regarding the terms of a new forbearance agreement. Since March 5, 2002, the bank has not sought to exercise any of its rights or remedies under the line of credit arrangements and the parties continue to negotiate the terms of the forbearance agreement. As of April 12, 2002, the amount due and owing under the line of credit was $3.2 million. Although the Company and the bank continue to negotiate, there can be no assurances that the bank will refrain from exercising any rights or remedies it may have under the line of credit arrangements or that the bank will agree to further extend the forbearance agreement or that the terms (including borrowing limitations, term of the agreement or other restrictions on the Company and its use of cash collateral) of any such forbearance will be acceptable to the Company.

RESTRUCTURING

     During the years ended December 31, 2001 and 2000, the Company experienced significant losses from operations, declining margins, loan covenant defaults, management turnover and significant expenses to correct accounting deficiencies from fiscal year 2000. In an effort to address these issues, the Company took steps during 2001 to restructure its operations. On June 20, 2001, the Company began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia, closed five under-performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston, reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C., and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan also shifted the Company's focus to the remanufacturing of Herman Miller products, and discontinued the Haworth and Steelcase product lines. The goal of the restructuring plan was to enhance profitability by downsizing the Company to a smaller business platform and restoring gross margins.

     In the second quarter of 2001, the Company recorded a restructuring charge of approximately $4.7 million which included an estimate for the disposal of the existing leased remanufacturing facility in Michigan and related assets, as well as the new remanufacturing facility that was under construction. The largest component of the charge was approximately $3.6 million related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under construction to be repaid as part of the operational restructuring, and $156,000 for professional fees associated with the restructuring plan. In connection with this plan, the Company terminated the employment of approximately 65 employees, primarily sales personnel in offices being closed or production personnel associated with the remanufacturing facility in Michigan. Prior to the end of the second quarter, the employment of most of the affected employees had been terminated.

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

     The Company will seek to achieve annual decreases in expenses of approximately $3.5 million as a result of the restructuring. The improvements are expected to come in the way of decreased plant manufacturing expenses of approximately $1.8 million, and decreased selling, general and administrative costs of approximately $1.7 million. The Company does expect to see a decrease in sales due to the closing of under-performing sales offices, but expects this decrease to be offset by an increase in gross margin as a result of the reduced remanufacturing expenses. The closed sales offices generated approximately
$7.0 million in sales for the year ended December 31, 2000, and approximately $3.0 million in sales for the six months ended June 30, 2001.

     Along with the operational restructuring, the Company recorded approximately $1.7 million for losses on inventory write-downs during the second quarter of 2001, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan and showroom inventory located at closed sales offices.

     During November of 2001, the Company implemented a restructuring plan to more appropriately align the Company's infrastructure with anticipated sales levels. The restructuring included the elimination of approximately 25 sales, production and administrative positions. Severance was provided to employees affected by the restructuring initiatives. The Company recorded a restructuring charge of approximately $102,000 consisting of severance and professional services. The restructuring plan is anticipated to provide annual savings of approximately $1.1 million and monthly savings of approximately $90,000.

     The Company anticipates that the sale of some of the remaining assets and the Company's lease termination costs will extend into the year 2002. At December 31, 2001, approximately $315,000 remained accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs, professional fees and severance payments.

     Also see "- Liquidation of Mexican Subsidiaries" below for further information on restructuring charges recorded during 2001.

LIQUIDATION OF MEXICAN SUBSIDIARIES

     In January 2000, the Company entered into a joint venture agreement with Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V., a Mexican entity, to open a new sales office in Mexico City, Mexico, as part of the Company's plan to capitalize on expected opportunities in the Mexican market. The joint venture agreement created two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V. Both Mexican subsidiaries are jointly owned by the Company and its Mexican partner. The Company holds an 80% ownership interest and its Mexican partner holds a 20% ownership interest in each Mexican subsidiary.

     During the third quarter of 2001, the Company determined that it would be in its best interests to discontinue Mexico operations due primarily to issues relating to the profitability of the Mexican subsidiaries and its lack of control over the subsidiaries' operations. In 2001, the Company requested that its Mexican partner produce financial information on the operations of the Mexican subsidiaries for the third and fourth quarters of 2001. The Mexican joint venture partner refused, and the Company was unable to obtain such financial information on its own. Certain actions taken by the Mexican joint venture partner blocked the Company's access to the Mexican subsidiaries' books and records. In response, the Company initiated certain legal proceedings in Mexico seeking to obtain the requested information from the Mexican joint venture partner. Upon the completion of negotiations with the Mexican joint venture partner on February 18, 2002, the Company entered into an agreement with its Mexican joint venture partner to liquidate the Company's two Mexican subsidiaries pursuant to Mexican law. The liquidation agreement names an independent Mexican accountant who will liquidate the Mexican subsidiaries and, upon the completion of the liquidation, distribute to the Company and its Mexican partner any residual assets or funds of the Mexican subsidiaries. Residual assets, if any, will be distributed to the Company and the joint venture partner in accordance with their respective ownership interests in the Mexican subsidiaries.

     The Company has been advised by its Mexican legal counsel that, should the subsidiaries' liabilities exceed their assets, the Company would be liable to the extent of its initial capital contribution of approximately $50,000. In addition, the Company could be liable for Mexican taxes and any wages and severance obligations owed by the subsidiaries which remain unpaid. The liquidator is not aware of any unpaid wages or severance obligations and has preliminarily determined that there could be approximately $40,000 of unpaid taxes attributable to the subsidiaries. Further, under the liquidation agreement, the Company's joint venture partner assumed full responsibility for unpaid wages and severance obligations owed by the Mexican subsidiaries, and is obligated to hold the Company harmless against such liabilities.

     The Company guaranteed obligations owed by the subsidiaries to certain vendors. At the time the Company recorded its restructuring charge in the third quarter of 2001 with respect to the Mexican operations, the Company included all known payment guarantees to such vendors. The Company is not aware of any other vendor obligations arising before or since the third quarter restructuring charge that were guaranteed by the Company.

     As of April 12, 2002, the liquidation has not been completed and it is not certain how long the liquidation process will continue. See "- Forward Looking Statements - Potential Expenses Related to Liquidation of Mexican Subsidiaries" as to other potential expenses the Company may incur in connection with the liquidation process.

     Due to the Company's expectation that it would sell or liquidate its interest in the Mexican subsidiaries, the Company recorded a restructuring expense of $733,000 in the third quarter of 2001 related to the Mexican operations. This charge included $465,000 related to the write-down of net current assets (which included the accrual of liability for obligations to vendors guaranteed by the Company), $168,000 related to the write-down of property and equipment and $100,000 in accrued professional fees incurred or expected to be incurred in connection with gaining access to financial information about the Mexican subsidiaries and completing any sale or liquidation of the Company's interest in the Mexican subsidiaries. The amount of the restructuring charge relating to the net current assets and property and equipment was determined based on information known by the Company and was intended to be a complete write off of such assets as of September 30, 2001. Sales and operating income, respectively, for the Mexican operations were $2.0 million and $54,000 in the prior year, and $1.4 million and ($19,000) for the first six months of 2001. During the third quarter of 2001, the Company determined to discontinue the operations of the Mexican subsidiaries and limit its future exposure for losses relative to the Mexican operations due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries' operations.

CHANGES IN SENIOR MANAGEMENT

     During 2000 and 2001, the Company experienced significant management turnover and reorganization. On July 1, 2000, the Company's Chief Financial Officer, William F. Crabtree, left employment with the Company. He was replaced as Chief Financial Officer by Neil F. Suffa, who was the Company's Controller. In December 2000, Mr. Suffa resigned unexpectedly. In March 2001, the Company's Assistant Controller, Michael Lee, also left the Company. These departures complicated and delayed the fiscal 2000 year end closing process and the subsequent task of reconciling certain of the Company's balance sheet accounts, which in turn led to the delayed filing of the Form 10-K for 2000 and the Form 10-Q for the first quarter of 2001 after their respective filing due dates. As an interim measure, in March 2001, Thomas M. Mishoe, Jr., currently President and Chief Executive Officer, and Kathryn L. Tyler, currently Chief Financial Officer, were engaged as consultants to, among other things, provide financial expertise and assist the Company in completing financial statements for the 2000 fiscal year and filing the required reports with the SEC.

     In the second quarter of 2001, the Company's Board of Directors accepted the resignation of John L. Hobey as Chief Executive Officer and a director of the Company effective May 25, 2001. Following Mr. Hobey's resignation, the Board appointed an interim Operating Committee to develop a turn-around plan and to manage the day-to-day operations of the Company until a replacement could be found. The Operating Committee included David E. Green, Vice President, Stephen P. Hindle, Vice President of Sales and Marketing, Robert E. O'Neil Jr., Vice President of National Accounts and Thomas M. Mishoe, Jr., the former Chief Financial Officer of Eskimo Pie Corporation, who was then a consultant to the Company. Mr. O'Neil left the Company in July 2001.

     Effective October 1, 2001, the Board of Directors appointed Thomas M. Mishoe, Jr. as the Company's President and Chief Executive Officer and appointed Kathryn L. Tyler, the former Controller of Eskimo Pie Corporation and who was then a consultant to the Company, as Chief Financial Officer, Treasurer and Secretary. In addition, David E. Green was appointed Senior Vice President of Operations, Stephen P. Hindle was appointed Senior Vice President of Sales and Marketing and John H. Bryson, III was appointed Vice President of Plant Operations. On October 15, 2001, Mr. Mishoe was appointed to serve as a member of the Board of Directors. On November 26, 2001, Mr. Hindle left the Company and Mr. Green was appointed Senior Vice President of Sales and Marketing on December 1, 2001.

     The new management team has made significant progress in its efforts to improve financial performance by implementing the restructuring plans, enhancing operational processes and procedures (including inventory and cash management), reestablishing appropriate internal accounting controls, reorganizing the Company's sales force and redirecting its efforts toward higher margin business, reducing expenses and emphasizing product quality and customer service.

ACCOUNTING DEFICIENCIES AND REMEDIAL ACTION

     In the first quarter of 2001, the Company's senior management and the Audit Committee of the Board of Directors were advised by the Company's independent auditors that, because of the lack of experienced financial and accounting personnel as a result of the turnover at the Company and the Company's inability to reconcile certain key accounts in a timely manner, there existed a material weakness in the Company's internal controls and procedures during 2000 and for the quarter ended March 31, 2001. Certain weaknesses in the Company's inventory cost accounting and management information systems and related inventory procedures also contributed to the accounting difficulties. No evidence of misappropriation of funds or other malfeasance was discovered by senior management or financial consultants retained by the Company.

     During the fourth quarter of 2000, the Company recorded charges (on a pretax basis) of approximately $3.0 million. The largest of these charges relates to inventory adjustments (recorded in cost of sales) of approximately $2.4 million caused by book to physical variances resulting from physical inventory observations as well as the write-off of certain obsolete and slow-moving inventory items. The remainder of these charges related to increases in the allowance for doubtful accounts of $220,000 as well as various adjustments required by year-end accounting reconciliations and other matters. The Company recorded these charges in the fourth quarter of 2000, as it could not determine the amount of charges applicable to preceding interim periods.

     The Board of Directors of the Company took remedial action to assure that the accounting difficulties encountered were resolved. The Board hired Mr. Mishoe and Ms. Tyler in March 2001 as financial consultants to complete the fiscal 2000 audit and to assist in the preparation of the Company's Form 10-K for the 2000 fiscal year. The Board authorized an additional physical inventory account at March 31, 2001 to assist in determining year end inventory balances and directed that the Company complete certain account reconciliations.

     During 2001, under the direction of the Audit Committee, Mr. Mishoe and Ms. Tyler instituted significant enhancements to the Company's internal accounting controls, accelerated the internal financial closing and reporting processes, instituted timely quarterly inventory counting and reconciliation processes, instituted cost center and budget variance reporting and instituted a daily expense review and control process. In addition, the Company evaluated its inventory systems and related procedures, including the Company's inventory cost accounting and management information systems, and determined that no upgrades or replacements were necessary or feasible. Through these efforts, the Company believes that the accounting deficiencies experienced in 2000 have been corrected.

RESULTS OF OPERATIONS

               Comparison of Years Ended December 31, 2001 and 2000

     Net Sales. Net sales for the year ended December 31, 2001 were $31.1 million as compared to $42.7 million for the same period in 2000. This decrease in sales can be attributed to a decline in sales generated by the under-performing sales offices that were closed and sales personnel whose employment was terminated in June of 2001 as part of the Company's restructuring efforts; a decrease in National Accounts sales compared to the prior year; and a general softening of the economy, particularly following the terrorist attacks on September 11, 2001 and related economic downturn. In addition, sales by the joint venture in Mexico have not been consolidated into the Company's Statement of Operations since June 30, 2001, as the Company determined to discontinue the operations of the Mexican subsidiaries due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries' operations. The Company's sales strategy remains focused on a direct sales force in those markets of sufficient potential to justify the investment required, supplemented by dealer sales in other markets.

     Gross Margin. The Company's gross margin decreased to $6.3 million or 20.1% for the year ended December 31, 2001 from $9.5 million or 22.3% for the year ended December 31, 2000. Exclusive of the $1.7 million write-down of inventory in the second quarter of 2001 related to the discontinuation of production in Lansing, Michigan, gross margin was $8.0 million or 25.6%, a gross margin percentage increase of 14.8%. This increase in gross margin excluding the $1.7 million inventory write-down is primarily the result of the implementation of the restructuring plan initiated in June of 2001, which in part sought to reduce production inefficiencies by closing the remanufacturing facility in Lansing, Michigan and consolidating all production in one location in Richmond, Virginia. In order to further improve its gross margin, the Company continues to work to optimize the economic trade-off in utilizing remanufacturing versus new components in its Work Stations. Additionally, the Company is continuing to focus on its quality management process to reduce costs associated with nonconformance to customer requirements.

     Selling and Marketing Expenses. Selling and marketing expenses decreased by 15.2% to $6.9 million for the year ended December 31, 2001 from $8.1 million for the year ended December 31, 2000. This decrease was due to the closing of under-performing sales offices in June of 2001, the termination of certain sales personnel in offices that remained open, and management's efforts to tightly control marketing and advertising spending beginning in May of 2001.

     General and Administrative Expenses. General and administrative expenses decreased by $150,000 to $3.2 million for the year ended December 31, 2001 from $3.4 million in the year ended December 31, 2000. The Company incurred significantly higher legal, computer consulting and accounting fees during 2001 associated with the delay in filing the Company's Form 10-K for 2000 and Form 10-Q for the first quarter of 2001 as discussed in Part I, Item 7 of those documents. In addition, professional fees were incurred in resolving the Company's delisting from the Nasdaq National Market and subsequent acceptance on the OTC Bulletin Board. Legal, computer consulting and accounting fees incurred during 2001 were $1.1 million versus $360,000 during 2000. These increases were offset by decreases in other general and administrative expenses resulting from the Company's restructuring efforts.

     Operational Restructuring. In June 2001 the Company began the implementation of a restructuring plan. See "- Restructuring". As a result, the Company recorded restructuring charges of $4.7 million, $824,000, and $102,000 during the second, third and fourth quarters, respectively, for a total of $5.7 million for the year ended December 31, 2001.

     Other Income and Expense. Net other expense decreased to $211,000 for the year ended December 31, 2001 from $498,000 for the year ended December 31, 2000. This decrease was primarily due to the recognition of a gain on the disposal of fixed assets of $260,000 resulting from the sale of leasehold improvements by the Mexico City, Mexico sales office upon relocating their facility. Interest expense for the year ended 2001 includes payments of forbearance fees to the Company's financial institution of approximately $140,000.

     Income Taxes. For the year-ended December 31, 2001, the Company did not record any tax benefit associated with the loss before income taxes due to the uncertainty of the realization of potential tax benefits of future deductions. During the fourth quarter of 2000, as a result of operating losses and the uncertainty of the realization of potential tax benefits of future deductions, the Company offset potential income tax benefits of approximately $2.5 million with a valuation allowance resulting in a net expense for income taxes of approximately $1.6 million. The Company will reevaluate the potential realizability of net deferred tax assets in future periods. (See Note 8 of the Notes to Consolidated Financial Statements for additional information.)

     Net Loss. The net loss for the year ended December 31, 2001 was $9.9 million versus a net loss of $4.5 million for the year ended December 31, 2000. Exclusive of the restructuring charges, the net loss for 2001 was $4.2 million. This net loss in 2001 was due to several factors, including an inventory valuation charge of $1.7 million related to discontinuing production at the remanufacturing facility in Lansing, Michigan; an increase in legal, accounting and other professional fees of approximately $735,000; decreased sales due to under-performing sales offices which were subsequently closed as part of the Company's restructuring plan; decreased margins due to under-utilized manufacturing facilities and decreased sales as a result of a soft economy, particularly following the terrorist attacks on September 11, 2001 and related economic downturn.

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

     Gross Margin. The Company's gross margin decreased to 22.3%, or $9.5 million, for the year ended December 31, 2000 from 30.6%, or $10.7 million, for the year ended December 31, 1999. The lower gross margin in 2000 was caused by book to physical inventory variances resulting from physical inventory observations as well as the write-off of certain obsolete and slow-moving inventory items totaling approximately $2.4 million in the fourth quarter (see
Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K) and production inefficiencies as production was quickly ramped up during the summer of 2000 to support the Company's new sales offices.

     Selling and Marketing Expenses. Selling and marketing expenses increased by 11.0% to $8.1 million for the year ended December 31, 2000 from $7.3 million for the year ended December 31, 1999. This increase was largely due to the opening of new sales offices in Indianapolis and Mexico City, Mexico and additions to the sales staff in the Company's sales offices existing in 2000. Selling and marketing expenses as a percentage of sales decreased to 19.2% in 2000 from 20.9% in 1999.

     General and Administrative Expenses. General and administrative expenses increased by 36.0% to $3.4 million for the year ended December 31, 2000 from $2.5 in the year ended December 31, 1999. This increase was primarily due to the start-up of the Mexico City, Mexico operation and the opening of new sales offices during the year. General and administrative expenses as a percentage of sales increased to 8.0% in 2000 from 7.2% in 1999.

     Other Income and Expenses. Total other expenses increased to $498,000 for the year ended December 31, 2000 from $177,000 for the year ended December 31,1999. This increase was due to an increase in outstanding borrowings on the Company's line of credit, fees related to changing banking relationships from the Company's former bank to the Company's current bank and increased interest expense associated with the issuance of the Industrial Revenue Bonds to fund the construction of the

Company's Lansing, Michigan production facility (see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

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

     Net Income (Loss). The net loss for the year ended December 31, 2000 was $4.5 million versus net income of $782,000 for the year ended December 31, 1999. The net loss in 2000 was due principally to losses associated with the opening of new sales offices, $3.0 million in fourth quarter charges (see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K) and the establishment in the fourth quarter of a $2.5 million valuation allowance related to deferred tax assets associated with potential income tax benefits resulting in a net expense for income taxes of approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     Violations of Loan Covenants. As noted above in this Item 7 under "Violations of Loan Covenants," the Company is not in compliance with certain of the bank covenants associated with the Company's revolving line of credit. The Company entered into an agreement with the bank to extend a short term forbearance agreement in which the bank agreed to refrain from exercising any rights or remedies with respect to existing defaults under the Company's loan documents until after January 31, 2002. The forbearance agreement expired on January 31, 2002 and the Company and the bank continue to engage in discussions regarding a further extension of the forbearance agreement with revised terms; however, the bank has not agreed to extend the forbearance agreement beyond January 31, 2002.

     On March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. The Company responded to the demand for payment by continuing discussions with the bank regarding the terms of a new forbearance agreement. Since March 5, 2002, the bank has not sought to exercise any of its rights or remedies under the line of credit arrangements and the parties continue to negotiate the terms of the forbearance agreement. As of April 12, 2002, the amount due and owing under the line of credit was $3.2 million and the Company has not received a further extension of the forbearance agreement, a permanent waiver of the Company's loan covenant violations or revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing a further extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure a further extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. Although the Company and the bank continue to negotiate, no assurances can be given that the bank will refrain from exercising any rights or remedies it may have under the line of credit arrangements or that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations. There also can be no assurances that the terms (including borrowing limitations, term of the agreement or other restrictions on the Company and its use of cash collateral) of any forbearance offered by the bank will be acceptable to the Company.

     Working Capital. To be able to meet supply forecasts and unexpected orders, the Company maintains an inventory of Work Station components at its Richmond facility. The Company was able to decrease its inventory with the decision to discontinue the Haworth and Steelcase product lines. Additionally, inventory has decreased as a result of the new management team's improvement in inventory management and control processes.

     Cash Flows from Operating Activities. Net cash provided by operations was $545,000 for the year ended December 31, 2001 versus net cash used in operations of $7,000 for the year ended December 31, 2000. Despite the significant loss recorded in 2001, the Company was able to effectively collect trade receivables and manage inventory and accounts payable levels in order to generate cash from operating activities.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $2.3 million in 2001 versus net cash used in investing activities of $3.2 million in 2000. At December 31, 2000, the Company had approximately $2.2 million in cash and cash equivalents restricted as to use under the agreements relating to the Industrial Revenue Bonds that were issued during 2000 with respect to the construction of a new production facility in Michigan. These bonds were redeemed during 2001 in part using the $2.2 million of cash that was previously restricted.

     Cash Flows from Financing Activities. Net cash used in financing activities was $2.8 million in 2001 versus net cash provided by financing activities of $3.5 million in 2000. The use of cash in 2001 related primarily to the repayment of borrowings of $2.5 million in connection with the issuance and sale of Industrial Revenue Bonds and repayment of debt on the Company's revolving line of credit.

     Expected Future Cash Flows. The Company can give no assurance that its current cash balances plus cash flows from operations and any potential borrowings available under its line of credit, if any, will be adequate to fund its expected operating and capital needs for the next twelve months. (See Note 6 of Notes to the Consolidated Financial Statements for further discussion regarding available borrowings.) The adequacy of the Company's cash resources over the next twelve months is primarily dependent on the Company's sales, operating results and its ability to renegotiate its credit arrangements with its existing bank or procure alternate financing, all of which are subject to substantial uncertainties. Cash flow from operations for the 2002 year will be dependent, among other things, upon the effect of the current economic slowdown on the Company's sales, the impact of the restructuring plans and new management's ability to control expenses and improve the Company's operating performance and financial position.

     Contractual Cash Obligations. At December 31, 2001, the contractual cash obligations of the Company were as follows:

   CONTRACTUAL OBLIGATIONS (IN
         THOUSANDS):

                                            Less than 1         1 - 2         2 - 3      After 3
                                   Total           year         years         years        years
                       ---------------------------------------------------------------------------

Revolving line of credit       $  3,217       $  3,217             -             -            -
Long-term debt                      233             95            69            38           31
Operating leases                    791            556           175            57            3

                       ---------------------------------------------------------------------------
Total Contractual
Cash Obligations               $  4,241       $  3,868         $ 244          $ 95          $34
                       ===========================================================================

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make certain estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements), the following may involve a higher degree of subjectivity, judgment and complexity.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, based upon historical experience and management's analysis of receivables, for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Taxes

     As a result of the Company's operating losses and the uncertainty of the realization of potential tax benefits of future deductions, the Company has offset potential income tax benefits of approximately $4.7 million with a valuation allowance. Should the Company change its determination in future periods as to the probability of the realization of these tax benefits, the amount of income tax expense or benefit recognized by the Company could vary substantially.

Inventory Reserves

     The Company reduces the value of its inventories for estimated obsolescence or unmarketable inventory based upon assumptions related to future demand and market conditions. If actual future demand or market conditions are less favorable that those projected by management, additional reductions in inventory values may be required.

Restructuring

     During the year, the Company established restructuring reserves for both its U.S. and Mexican operations. These reserves, for both severance and exit costs, required the use of estimates. While the

Company believes that these estimates properly reflect the costs of these plans, actual results may be different. See "- Restructuring" and "- Liquidation of Mexican Subsidiaries" for further detail.

     While the discussion above sets forth the Company's critical accounting policies, there are numerous factors upon which the Company's ability to continue its operations depends. See "- Forward Looking Statements" below.

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

MARKET RISK

     In 2001, the Company was exposed to changes in interest rates primarily from its revolving line of credit arrangement and from the letter of credit facility related to the Industrial Revenue Bonds issued to fund the construction of the new remanufacturing facility in Lansing, Michigan. In September 2001, the Industrial Revenue Bonds were redeemed and the letter of credit facility was terminated. However, the Company's interest expense continues to be affected by changes in short-term interest on the debt outstanding under the revolving line of credit. These borrowings bear interest at a variable rate based on LIBOR (the "Borrowing Rate"). Assuming: (i) the Borrowing Rate varies by 100 basis points from its current level in any given month and (ii) the Company maintains an aggregate outstanding debt balance subject to this Borrowing Rate of $3.2 million during the month of variance, interest expense would vary by approximately $3,000 for that month. The Company's current borrowing rate is LIBOR plus 6.0%. The Company does not use derivative instruments.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion and the description of the Company's business set forth in Part I, Item 1 of this Annual Report on Form 10-K contains certain forward-looking statements, which may be identified by phrases such as the Company "expects," "anticipates," "estimates," "projects" or words of similar effect. In addition, from time to time, the Company may make forward-looking statements relating to the Company's anticipated financial performance, business prospects and similar matters.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 2002 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

     Ability to Continue as a Going Concern. The reports of the Company's independent auditors in connection with the Company's financial statements as of and for the years ended December 31, 2001 and

2000 both contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors contributing to the substantial doubt expressed by the Company's independent auditors about the Company's ability to continue as a going concern are significant losses for the years ended December 31, 2001 and 2000 and the Company's violation of covenants with respect to its debt obligations. For the year ended December 31, 2001, the Company had a loss before income taxes and a net loss of $9.9 million. For the year ended December 31, 2000, the Company had a loss before income taxes of $2.9 million and a net loss of $4.5 million. The Company expects additional losses to be reported for the first quarter of 2002. As a result of these operating losses and other factors, including the Company's violation of loan covenants, the Company cannot give assurances that it can continue operations as a going concern.

     Violations of Loan Covenants. As of December 31, 2001, the Company classified $3.2 million outstanding on its revolving line of credit as a current liability because of its failure to meet requirements contained in the documents governing its debt obligation. On March 5, 2002, the Company's bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. The Company responded to the demand for payment by continuing discussions with the bank regarding the terms of a new forbearance agreement. Since March 5, 2002, the bank has not sought to exercise any of its rights or remedies under the line of credit arrangements and the parties continue to negotiate the terms of the forbearance agreement. As of April 12, 2002, the amount due and owing under the line of credit was $3.2 million.

     Although negotiations with the bank are continuing, as of April 12, 2002, the Company has not received a further extension of the forbearance agreement, a permanent waiver of the Company's loan covenant violations or revised loan covenants relating to the revolving line of credit. Although the Company and the bank continue to negotiate, there can be no assurances that the bank will refrain from exercising any rights or remedies it may have under the line of credit arrangements or that the bank will agree to further extend the forbearance agreement. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing a further extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure a further extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations. As a result of the operational losses described above and other factors, including the Company's violation of covenants with respect to significant debt obligations and the Company's failure to obtain extensions or waivers with respect to such obligations, the Company can give no assurances that it will be able to continue operations as a going concern.

     Liquidity and Cash Flow. During 2001, the Company suffered an operating loss of $9.7 million. The significant 2001 loss was preceded by operating losses in each of the previous four fiscal years. These successive losses, combined with the inability of the Company to fully utilize or expand its bank credit facility due to loan defaults, has placed severe pressure on the Company's capital resources and liquidity position. Further deterioration of the Company's operating performance or the inability of the Company to access additional capital from either its existing lender or other sources, could materially and adversely affect its ability to meet its current financial obligations on a timely basis. No assurance can be given that the Company will possess adequate liquidity, as a result of cash generated from operations or outside sources, to meet its financial obligations as they become due and continue operations as a going concern.

     Soft Market and Current Sales Difficulties for Office Furniture. The Company's sales decreased significantly at the end of 2001 as a result of the continuing poor economy and the impact of the terrorist attacks on September 11, 2001 and related economic downturn. Although sales activity, including both booked orders and invoiced sales, has increased in 2002, the level of sales through the first quarter of 2002 has remained below that which is necessary to return the Company to profitability. At this time, management is unable to predict the length of time or the extent to which the soft market for office furniture will affect the Company. However, continued sales at current levels would have a material adverse effect on the ability of the Company to continue as a going concern.

     Dependence on Sales Office Profitability. The Company depends heavily on its sales offices to provide revenues. The Company closed five under-performing offices during 2001 and is liquidating its Mexico City sales office. In addition, the Company's experience indicates that it takes several months for a sales office to develop adequate sales volumes to generate expected returns. Until that time, the Company's selling expenses increase faster than the gross profit generated from those sales. The decrease in the number of sales offices and an inability to increase revenues of new and existing sales offices to levels that would offset the continuing expenses of such sales offices may adversely affect the future profitability of the Company's business.

     Plans for Future Growth. During 2001, the Company closed its remanufacturing facility in Lansing, Michigan, consolidated remanufacturing operations in Richmond, Virginia, closed five unprofitable sales offices, reduced the size of three sales offices and restructured back office operations at the Company's headquarters in Richmond in an attempt to reduce costs and obtain profitable sales margins. Any growth in operations in the future will be dependent in part on the Company's ability to obtain profitable sales, manage such sales growth effectively, including the improvement of the Company's financial and management information systems, the expansion of the Company's manufacturing and remanufacturing operations and the recruitment and retention of executive staff and key sales operational and administrative employees. The Company also will be required to manage working capital and generate cash flow from operations to meet the needs of an expanding business. There can be no assurances that the Company's ability to expand will not be limited by insufficient cash flow or the lack of adequate bank financing required to fund such growth.

     Ability to Attract and Retain Employees. As a remanufacturer and seller of Work Stations, the Company depends significantly on the efforts of its personnel. The Company's future success will depend in part on the ability to retain and attract quality personnel. The Company, however, has experienced significant reductions in its sales employees. The causes of sales personnel losses are the inability or unwillingness of some employees to comply with a new focus on obtaining profitable sales transactions, a new sales compensation program, the continuing impact of the September 11th terrorist attacks, and the difficulty of sales in light of the Company's current financial situation and the state of the national economy. While the Company's management continues to focus on sales and sales organization changes in order to remedy these employee retention issues, there can be no assurance that the Company can successfully address them. The failure to attract and retain quality sales personnel may have a material adverse effect on the Company's operations.

     In addition to the reduction of sales personnel through the closing of sales offices, the Company's sales force was also reduced through additional restructuring initiatives and other employee resignations and terminations. The sales force of the Company at December 31, 2001 was approximately 30 employees as compared to approximately 75 employees at December 31, 2000, a 60% decline in the Company's sales force. By March 31, 2002, the number of sales personnel further declined to 22 employees. In 2002, the Company intends to continue its focus on evaluating and improving the performance of its existing sales offices and personnel and the hiring and training of new sales personnel. As a result of the reduced sales force, the Company expects sales in 2002 to be below 2001 levels.

     Turnover in Management; Uncertainties Regarding Management Recruitment and Retention. During the second half of 2000 and the first half of 2001, the Company lost its Chief Executive Officer, two Chief Financial Officers and its Assistant Controller. The positions of Chief Executive Officer and Chief Financial Officer were only recently filled by the Board of Directors during the fourth quarter of 2001, and there can be no assurances that the Company can successfully retain the executive management talent and other qualified personnel appointed by the Board of Directors and by the Chief Executive Officer. In addition, the Company cannot predict the effect that any further problems with recruitment or retention of management would have on customers, suppliers, employees or the public perception of the Company.

     Potential Expenses Related to Liquidation of Mexican Subsidiaries. The Company initiated the process to discontinue the joint operations and activities of its Mexican subsidiaries and initiated the legal process in Mexico to liquidate the Mexican subsidiaries. In the third quarter of 2001, the Company recorded a restructuring expense of $733,000 based on the Company's expectation that it will sell or liquidate its interest in the joint venture subsidiaries. This expense included amounts related to the write down of net current assets, property and equipment and was intended to be a complete write-off of the joint venture subsidiaries' assets as of September 30, 2001.

     Although the Company has taken steps to discontinue the operations of its Mexican subsidiaries and limit its future exposure to expenses related to the Mexican operations, it is possible that the Company may incur additional legal, accounting and other liquidation and professional expenses in order to complete the liquidation process.

     No Assurance of Expansion of Product Lines and Business. The Company has concentrated its business on remanufacturing Work Stations manufactured by Herman Miller and the Company has recently discontinued its Haworth and Steelcase product lines. Due to the differences in and lack of interchangeability of the various Work Stations and certain component parts produced by the major manufacturers, any future expansion of the Company's product line will require additional training of production personnel, the establishment of additional sources of supply of used Work Stations and component parts and, in some cases, the establishment of different remanufacturing processes. As a result of these factors, there can be no assurance that the Company will be able to expand successfully its product line or maintain its gross margins.

     Dependence Upon Supply of Herman Miller Work Stations and Component Parts. The Company presently purchases or accepts trade-ins of only used Herman Miller Work Stations in its remanufacturing operations. The Company does not have any binding agreements relating to the purchase of used Herman Miller Work Stations for remanufacturing and generally purchases them from end-users, brokers and dealers through competitive bids or directly negotiated transactions. Although the Company in the past has not experienced a shortage of used Herman Miller Work Stations at competitive prices, the success of the Company in the future will depend in part upon its continued ability to obtain used Herman Miller Work Stations for remanufacturing in sufficient quantities and at competitive prices. While the Company believes that the general availability of used Work Stations for remanufacturing will increase as the installed base of Work Stations increases and ages, there may be periods of tight supply as the demand for used Work Stations increases and there could be periods of tight supply specifically with respect to used Herman Miller Work Stations. Either situation could have a material adverse effect on the Company's business and profitability.

     The Company also purchases new and used component parts for use in the remanufacture of Work Stations. Although the Company can obtain certain of the component parts needed to remanufacture Work Stations, there can be no assurances that shortages of certain component parts or higher prices for such parts will not occur in the future. An inability to obtain necessary component parts in adequate quantities and at competitive prices could have a material adverse effect on the Company's results of operations and financial condition.

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

     Dependence Upon Single Remanufacturing Facility. The Company remanufactures its Work Stations at its facility in Richmond, Virginia. Although the Company presently maintains $8,000,000 of business interruption insurance on the Richmond facility, a lengthy interruption of its remanufacturing operations at the Richmond facility would have a material adverse effect on the Company's results of operations and financial condition.

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

     Competition. Competition in the Work Station segment of the office furniture industry is intense. The Company competes with many other companies in the sale of its new and remanufactured products as well as in the purchase of "as is" Work Stations and component parts for use in the Company's remanufactured Work Stations. In the sale of remanufactured Work Stations, the Company competes with manufacturers of new Work Stations and their remanufacturing subsidiaries, other independent remanufacturers and dealers of "as is" Work Stations. In the purchase of used Work Stations that are the primary source of the Company's supply for its remanufacturing operations, the Company competes with the manufacturers of new Work Stations and their remanufacturing subsidiaries, both of which sometimes provide a trade-in allowance to purchasers of their products, other independent remanufacturers and Work Station brokers and dealers. In addition, local remanufacturers may have a competitive advantage over the Company in pricing due to the cost of shipping Work Stations from the Company's production facility in Richmond, Virginia to out-of-state customers.

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

     Environmental Regulations. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. Regulations recently proposed by the EPA implementing the federal Clean Air Act, as amended in 1990, may require reduced emissions of volatile organic compounds and hazardous air pollutants, including certain emissions resulting from the Company's use of paints and solvents in the remanufacturing process. As a result, the Company may be required to install emission controls or to institute changes in its remanufacturing processes in order to comply with these reduced emission standards. The Company is evaluating the applicability and impact such proposed regulations would have if promulgated by the EPA as proposed. There can be no assurance that these and other changes in environmental regulations in the future will not result in the need for capital expenditures or otherwise impose financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations and financial condition.

     Risk of Patent Infringement Claims. Newly manufactured Work Stations contain numerous patented component parts. Although the Company is not aware of any existing or threatened patent infringement claims asserted against it and does not believe that its remanufacturing of Work Stations infringes the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company. In addition, the Company manufactures or purchases certain new and used component parts included in its remanufactured Work Stations. To the extent that such activities involve purchasing or manufacturing component parts similar to patented component parts, the Company could become subject to claims of patent infringement if the manufacture or use of such component parts infringed the proprietary rights of third parties. In addition, the existence of third party proprietary rights could limit the Company's ability to produce or use certain component parts. Damages for violation of third party proprietary rights could be substantial and could have a material adverse effect on the Company's financial condition and results of operations. Regardless of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of resources with respect to the defense thereof.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements of the Company are included in this report:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999

     Notes to consolidated financial statements

Report of Independent Auditors

Board of Directors and Shareholders
Open Plan Systems, Inc.

We have audited the accompany consolidated balance sheets of Open Plan Systems, Inc. (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Plan Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 2001 and 2000 the Company had significant losses from operations. In addition, the Company has not complied with certain covenants of its loan agreements with its lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The selected quarterly financial data included in Note 16 for the years ended December 31, 2001 and 2000 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We did not complete a review of the quarterly data during the year ended December 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants due to inadequacies in the Company's internal control for the preparation of interim financial information.

                                          /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2002

OPEN PLAN SYSTEMS, INC.
Consolidated Balance Sheets
(amounts in thousands)

                                                                           December 31,
                                                                   2001                    2000
                                                            ---------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $    324                $    244
  Cash and cash equivalents externally restricted under               -                   2,190
    Bond indenture agreement
  Accounts receivable, net                                        3,400                   7,834
  Assets held for sale                                               88                       -
  Inventories                                                     2,558                   6,278
  Prepaids and other                                                414                     458
                                                            ---------------------------------------
TOTAL CURRENT ASSETS                                              6,784                  17,004

Property and equipment, net                                       1,115                   2,393
Goodwill, net                                                         -                   3,664
Other                                                                86                     271
                                                            ---------------------------------------
TOTAL ASSETS                                                   $  7,985                $ 23,332
                                                            =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                     $  3,217                $  3,366
  Trade accounts payable                                          2,058                   3,709
  Accrued compensation and related costs                            282                   1,121
  Other accrued liabilities                                         657                     631
  Customer deposits                                                 351                     860
  Current portion of long-term debt                                  95                   2,595
  Restructuring liabilities                                         315                       -
                                                            ---------------------------------------
TOTAL CURRENT LIABILITIES                                         6,975                  12,282

Long-term debt                                                      138                     227
Other long-term liabilities                                           -                      20
                                                            ---------------------------------------
TOTAL LIABILITIES                                                 7,113                  12,529

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 50,000
    Issued and outstanding shares - 4,337 - 2001                 18,537                  18,561
                                  - 4,352 - 2000
  Additional capital                                                137                     137
  Accumulated deficit                                           (17,762)                 (7,840)
  Accumulated other comprehensive income                              -                       4
  Notes receivable from employees for sale of stock                 (40)                    (59)
                                                            ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          872                  10,803
                                                            ---------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  7,985                $ 23,332
                                                            =======================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

                                                              Years Ended December 31,
                                                           2001         2000         1999
                                                       ---------------------------------------
Net sales                                                  $31,057      $42,675      $35,058

Cost of sales                                               24,807       33,158       24,332
                                                       ---------------------------------------
Gross profit                                                 6,250        9,517       10,726

Operating expenses:
  Amortization of intangibles                                  114          274          213
  Selling and marketing                                      6,906        8,144        7,336
  General and administrative                                 3,245        3,395        2,529
  Arbitration costs                                              -          142        1,067
  Operational restructuring                                  5,651            -            -
                                                       ---------------------------------------
                                                            15,916       11,955       11,145
                                                       ---------------------------------------
Operating loss                                              (9,666)      (2,438)        (419)

Other (income) expense:
  Interest expense                                             481          446          201
  (Gain) on disposal of fixed assets                          (260)           -            -
  Other, net                                                   (10)          52          (24)
                                                       ---------------------------------------
                                                               211          498          177
                                                       ---------------------------------------
Loss before income taxes                                    (9,877)      (2,936)        (596)

Expense (benefit) for income taxes                              45        1,571       (1,378)
                                                       ---------------------------------------
Net (loss) income                                          $(9,922)     $(4,507)     $   782
                                                       =======================================

Basic and diluted (loss) income per share                  $ (2.29)     $ (1.03)     $   .17
                                                       =======================================
Diluted weighted average common shares outstanding           4,338        4,395        4,594
                                                       =======================================
Basic weighted average common shares outstanding             4,338        4,395        4,593
                                                       =======================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2001, 2000 and 1999
(amounts in thousands)

                                                                                      Accumulated     Notes Receivable
                                                                                         Other          - Employees
                                             Common     Additional    Accumulated    Comprehensive      from Sale of
                                             Stock       Capital        Deficit          Income            Stock        Total
                                         ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998               $ 19,324          $ 137      $ (4,115)             -                   -     $15,346

Issuance of common stock                        400              -             -              -                   -         400

Purchase of common stock                     (1,073)             -             -              -                   -      (1,073)

Net income for 1999                               -              -           782              -                   -         782
                                         ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                 18,651            137        (3,333)             -                   -      15,455

Purchase of common stock                        (90)             -             -              -                   -         (90)

Net loss for 2000                                 -              -        (4,507)             -                   -      (4,507)

Foreign currency translation
 adjustments                                      -              -             -              4                   -           4

Net increase in notes receivable from
 employees for sale of stock                      -              -             -              -                 (59)        (59)
                                         ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                 18,561            137        (7,840)             4                 (59)     10,803

Purchase of common stock                        (24)             -             -              -                   -         (24)

Net loss for 2001                                 -              -        (9,922)                                 -      (9,922)

Foreign currency translation                                                                                                 (4)
 adjustments                                      -              -             -             (4)                  -

Net decrease in notes receivable
 from employees for sale of stock                 -              -             -              -                  19          19
                                         ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001               $ 18,537          $ 137      $(17,762)             -                $(40)    $   872
                                         ========================================================================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                                                                   Year Ended December 31,
                                                                              2001          2000          1999
                                                                         -------------------------------------------
Operating activities
Net (loss) income                                                          $    (9,922)  $    (4,507)  $       782
Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
  Provision for losses on receivables                                               80           469            57
  Depreciation expense                                                             606           808           760
  Amortization expense                                                             114           274           213
  Operational restructuring                                                      5,651             -             -
  Write-down of inventory                                                        1,722             -             -
  (Gain) loss on disposal of property and equipment                               (260)           38            10
  Deferred income taxes                                                              -         1,478        (1,478)
  Changes in operating assets and liabilities:
    Accounts receivable                                                          3,792        (1,159)         (912)
    Inventories                                                                  1,872         1,584          (954)
    Prepaids and other current assets                                             (359)          180            34
    Income taxes                                                                    45           188           117
    Other non-current assets                                                        54          (185)          300
    Trade accounts payable                                                      (1,328)          245         1,469
    Customer deposits                                                             (364)         (145)            5
    Accrued liabilities and other                                               (1,158)          725           359
                                                                         -------------------------------------------
Net cash provided by (used in) operating activities                                545            (7)          762

Investing activities
Net decrease (increase) in cash and cash equivalents restricted
    under bond indenture agreement                                               2,190        (2,190)            -
Proceeds from sale of property and equipment                                       695            16            33
Arbitration payment for 1996 acquisition                                             -             -          (996)
Purchases of property and equipment                                               (607)         (983)         (787)
Net decrease (increase) in notes receivable from employees for
    sale of stock                                                                   19           (59)            -
                                                                         -------------------------------------------
Net cash provided by (used in) investing activities                              2,297        (3,216)       (1,750)

Financing activities
Net borrowings (repayments) on revolving line of credit                           (149)          947         1,467
Proceeds from borrowings on long-term debt                                           -         2,671           247
Principal payments on long-term debt                                            (2,589)          (74)          (42)
Purchase of common stock                                                           (24)          (90)       (1,073)
Proceeds from sale of common stock                                                   -             -           400
                                                                         -------------------------------------------
Net cash (used in) provided by financing activities                             (2,762)        3,454           999
                                                                         -------------------------------------------

Change in cash and cash equivalents                                                 80           231            11
                                                                         -------------------------------------------
Cash and cash equivalents at beginning of year                                     244            13             2
                                                                         -------------------------------------------
Cash and cash equivalents at end of year                                   $       324   $       244   $        13
                                                                         ===========================================

Supplemental disclosures
Interest paid                                                                      549           500   $       179
                                                                         ===========================================
Income taxes paid                                                          $        79   $        24   $         -
                                                                         ===========================================

See accompanying notes to consolidated financial statements.

OPEN PLAN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Open Plan Systems, Inc. (the "Company") is a remanufacturer and marketer of modular office Work Stations. The Company remanufactures Herman Miller Work Stations and markets these products through Company sales offices located in the East Coast and Mid-West regions of the United States. In addition, the Company also sells new chairs, desks, and other office furniture products purchased from other manufacturers. The following is a description of the Company's more significant accounting policies.

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended December 31, 2001 and 2000, the Company had a net loss of $9.9 million and $4.5 million, respectively. In addition, as of December 31, 2001 and 2000, the Company was not in compliance with certain debt covenants, which required the Company's debt to be classified as a current liability. (See Note 6.) These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The primary factors contributing to the Company's net loss of $9,877,000 for the year ended December 31, 2001 were a restructuring charge of $5.7 million (see Note 13), an inventory valuation charge of $1.7 million (see Note 13), an increase in legal, accounting and other professional fees, decreased sales due to under-performing sales offices and decreased margins due to under-utilized manufacturing facilities. The primary factors contributing to the Company's net loss of $4,507,000 for the year ended December 31, 2000 were losses associated with the opening of new sales offices, $3.0 million in fourth quarter charges (see Note 14) and the establishment in the fourth quarter of a $2.5 million valuation allowance for deferred tax assets associated with potential income tax benefits resulting in a net expense for income taxes of approximately $1.6 million. (See Note 8.)

     As of March 5, 2002 the Company has been unable to negotiate a permanent waiver of the Company's loan covenant violations, or revised loan covenants with its bank. Although negotiations are continuing, the bank has not agreed to extend the forbearance agreement beyond January 31, 2002. On March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. As of March 5, 2002, the amount due and owing under the line of credit was $3.2 million. As of March 5, 2002, the bank has not exercised any rights or remedies and has not provided the Company with any further notifications regarding the line of credit, nor has the Company received a further extension of the forbearance agreement. These negotiations could result in new terms which are less favorable than current terms under existing loan agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing these waivers and loan covenant amendments, it may have to seek new financing from other lenders. Such alternative financing arrangements could likewise be less favorable to the Company than its existing credit facilities. If the Company is unable to either procure permanent covenant violation waivers and covenant amendments with respect to its existing credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain such permanent covenant violation waivers and revised loan covenants or refinance its existing credit obligation or that the Company will be able to continue operations as a going concern.

Principles of Consolidation

     The accompanying consolidated financial statements include all of the accounts of the Company, its wholly-owned subsidiary (which was merged into the Company in May 1999) and its majority-owned joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of the Company's Mexican subsidiaries through June 30, 2001. During the third quarter of 2001, the Company determined to discontinue the operations of its Mexican subsidiaries due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries' operations. (See Note 2.)

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

Goodwill

     Goodwill represented the excess of the purchase price of acquired businesses over the fair value of net assets acquired and was amortized on the straight-line method over a period of 20 years. The carrying value of goodwill was periodically evaluated by management based on expectations of undiscounted cash flows of the related business units to determine if there was impairment in value. As a result of the Company's restructuring, all goodwill was written off during 2001 (see Note 13). Accumulated amortization was $938,000 at December 31, 2000.

Revenue Recognition

     Revenues from product sales and related cost of sales (including shipping costs) are recognized upon shipment of products. Title and risk of loss pass to the customer upon shipment. Revenue from installation is recognized when installation is complete.

Advertising

     Production costs associated with advertising are expensed as incurred. Communication costs associated with advertising are reported as advertising expense as the related space is used. Prepaid advertising costs were $17,000 and $77,000 at December 31, 2001 and 2000, respectively. Advertising costs charged to expense totaled $686,000 in 2001, $1,018,000 in 2000 and $918,000 in 1999.

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

Earnings Per Share

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." For 2001, 2000 and 1999, there was no difference between basic and diluted earnings per share. Stock options of 918,000 for 2001, 889,750 for 2000 and 866,000 for 1999 have been excluded from the calculation of earnings per share in 2001, 2000 and 1999, respectively, as their impact would have been anti-dilutive.

Comprehensive Income and Foreign Currency Translation

     Foreign currency transactions and financial statements were translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation."

Accounting Pronouncements

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


NOTE 2. MEXICAN SUBSIDIARIES

     In January 2000, the Company entered into a joint venture agreement with Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V., a Mexican entity, to open a new sales office in Mexico City, Mexico, as part of the Company's plan to capitalize on expected opportunities in the Mexican market. The joint venture agreement created two new companies, Open Plan Systems, S. de R.L. de C.V. and Open Plan Servicios, S. de R.L. de C.V. Both Mexican subsidiaries are jointly owned by the Company and its Mexican partner. The Company holds an 80% ownership interest and its Mexican partner holds a 20% ownership interest in each Mexican subsidiary.

     During the third quarter of 2001, the Company determined that it would be in its best interests to discontinue the Mexico operations due primarily to issues relating to the profitability of the Mexican subsidiaries and its lack of control over the subsidiaries' operations. In 2001, the Company requested that its Mexican partner produce financial information on the operations of the Mexican subsidiaries for the third and fourth quarters of 2001. The Mexican joint venture partner refused, and the Company was unable to obtain such financial information on its own. Certain actions taken by the Mexican joint venture partner blocked the Company's access to the Mexican subsidiaries' books and records. In response, the Company initiated certain legal proceedings in Mexico seeking to obtain the requested information from the Mexican joint venture partner. Upon completion of negotiations with its joint venture partner on February 18, 2002, the Company entered into an agreement with its Mexican joint venture partner to liquidate the Company's two Mexican subsidiaries pursuant to Mexican law. The liquidation agreement names an independent Mexican accountant who will liquidate the Mexican subsidiaries and, upon the completion of the liquidation, distribute to the Company and its Mexican partner any residual assets or funds of the Mexican subsidiaries. Residual assets, if any, will be distributed to the Company and the joint venture partner in accordance with their respective ownership interests in the Mexican subsidiaries.

     The Company has been advised by its Mexican legal counsel that, should the subsidiaries' liabilities exceed their assets, the Company would be liable to the extent of its initial capital contribution of approximately $50,000. In addition, the Company could be liable for Mexican taxes and any wages and severance obligations owed by the subsidiaries which remain unpaid. The liquidator is not aware of any unpaid wages or severance obligations and has preliminarily determined that there could be approximately $40,000 of unpaid taxes attributable to the subsidiaries. Further, under the liquidation agreement, the Company's joint venture partner assumed full responsibility for unpaid wages and severance obligations owed by the Mexican subsidiaries, and is obligated to hold the Company harmless against such liabilities.

     The Company guaranteed obligations owed by the subsidiaries to certain vendors. At the time the Company recorded its restructuring charge in the third quarter of 2001 with respect to the Mexican operations, the Company included all known payment guarantees to such vendors. The Company is not aware of any other vendor obligations arising before or since the third quarter restructuring charge that were guaranteed by the Company.

     The liquidation has not been completed and it is not certain how long the liquidation process will continue. Although the Company has taken steps to discontinue the operations of its Mexican subsidiaries and limit its future exposure to expenses related to the Mexican operations, it is possible that the Company may incur additional legal, accounting and other liquidation and professional expenses in order to complete the liquidation process.

     Due to the Company's expectation that it would sell or liquidate its interest in the Mexican subsidiaries, the Company recorded a restructuring expense of $733,000 in the third quarter of 2001 related to the Mexican operations. This charge included $465,000 related to the write-down of net current assets, $168,000 related to the write-down of property and equipment and $100,000 in accrued professional fees incurred or expected to be incurred in connection with gaining access to financial information about the Mexican subsidiaries and completing any sale or liquidation of the Company's interest in the Mexican subsidiaries. The amount of the restructuring charge relating to the net current assets and property and equipment was determined based on information available to the Company and was intended to be a complete write-off of such assets as of September 30, 2001. Sales and operating income, respectively, for the Mexican operations were $2.0 million and $54,000 in the prior year, and $1.4 million and ($19,000) for the first six months of 2001.

NOTE 3. INVENTORIES

     Inventories are in two main stages of completion and consisted of the following (in thousands $):

                                                           December 31,
                                                       2001           2000
                                                   ---------------------------

Components and fabric                                $  1,552       $  4,494
Jobs in process and finished goods                      1,006          1,784
                                                   ---------------------------
                                                     $  2,558       $  6,278
                                                   ===========================


NOTE 4. ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of the allowance for doubtful accounts in the amounts of $254,000 and $499,000 at December 31, 2001 and 2000, respectively.


NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment by major classification was as follows (in thousands $):

                                                           December 31,
                                                       2001           2000
                                                   ---------------------------

Production and warehouse equipment                   $  2,253       $  2,526
Office equipment                                        1,077          1,355
Vehicles                                                  414            697
Leasehold improvements                                    511            667
Construction-in-process                                     -            345
                                                   ---------------------------
                                                        4,255          5,590
Accumulated depreciation and amortization              (3,140)        (3,197)
                                                   ---------------------------
                                                     $  1,115       $  2,393
                                                   ===========================

     The Company also has assets held for sale at December 31, 2001 in the amount of $88,000, primarily consisting of vehicles that the Company plans to dispose of during 2002.


NOTE 6. INDEBTEDNESS

     As of December 31, 2001, long-term debt includes notes payable related to vehicle purchases. As of December 31, 2000, long-term debt also included the Industrial Revenue Bonds, discussed below. Future scheduled maturities of long-term debt are as follows: $95,000 in 2002; $69,000 in 2003; $38,000 in
2004; and $31,000 in 2005.

     As of December 31, 2000 the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new remanufacturing facility in Lansing, Michigan and a revolving line of credit. At

December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5.25 million at variable interest rates (5.05% at December 31, 2000). The letter of credit facility and revolving line of credit agreements required the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. The obligations are secured by substantially all of the assets of the Company.

     In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Under the forbearance agreement, the line of credit was reduced from $5.25 million to $4.65 million. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that expired on October 30, 2001, which was later amended to extend the expiration date to January 31, 2002. The new forbearance agreement provided that the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the January 31, 2002 expiration date. Under the August forbearance agreement, the line of credit was reduced from $4.65 million to $4.25 million. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company was required to pay the bank a forbearance fee of $50,000. Pursuant to the forbearance agreement, the bank reserved the right to declare a default and accelerate the loans under the revolving line of credit after January 31, 2002 if the parties had not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement. As of December 31, 2001, approximately $3.2 million was outstanding under the line of credit. No additional borrowing was available based on the Company's borrowing base formula under the line of credit as of December 31, 2001. The forbearance agreement expired on January 31, 2002, and the Company is currently engaged in discussions regarding an extension of the forbearance agreement.

     In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new remanufacturing facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. In accordance with the Company's previously announced restructuring plan, on September 20, 2001, the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash that was held in escrow. Shortly thereafter, the Company sold the partially constructed remanufacturing facility in Lansing, Michigan. As a result, the letter of credit facility with the bank terminated. The bond indenture and related agreements required the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants, and therefore this debt was included in the current portion of long-term debt in the accompanying balance sheet as of December 31, 2000.

     Although negotiations with the bank are continuing, the bank has not agreed to extend the forbearance agreement beyond January 31, 2002. On March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. As of March 5, 2002, the amount due and owing under the line of credit was $3.2 million. As of March 5, 2002, the bank has not exercised any rights or remedies and has not provided the Company with any further notifications regarding the line of credit, nor has the Company received a further extension of the forbearance agreement, a permanent waiver of the Company's loan covenant violations or revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

     During 2001, 2000 and 1999, interest of $537,000, $505,000 and $201,000, respectively, was incurred on debt balances. Interest expense of $56,000 and $59,000 was capitalized relative to the construction of the new remanufacturing facility in Lansing, Michigan in 2001 and 2000, respectively; none was capitalized in 1999.


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

                                                             Average
                                                             Exercise
                                                 Shares       Price
                                              -------------------------
Outstanding at December 31, 1999                252,000       $4.35
     Issued                                      47,500       $1.88
     Cancelled                                  (35,750)      $3.30
                                              -------------------------
Outstanding at December 31, 2000                263,750       $4.04
     Issued                                      55,000       $0.18
     Cancelled                                 (186,750)      $3.90
                                              =========================
Outstanding at December 31, 2001                132,000       $2.60
                                              =========================

     The options outstanding at December 31, 2001 and 2000 had a weighted average remaining contractual life of five and four years, respectively. For options outstanding at December 31, 2001, 37,500 options had exercise prices between $5.97 and $9.88, 39,500 options had exercise prices between $1.88 and $2.81 and 55,000 options had an exercise price of $0.18. For options outstanding at December 31, 2000, 78,125 options had exercise prices between $5.97 and $9.88 and 185,625 options had exercise prices between $1.88 and $3.88. At December 31, 2001, there were 37,500 and 35,000 options that were exercisable with weighted average exercise prices of $7.60 and $2.72, respectively. At December 31, 2000, there were 67,188 and 117,375 options that were exercisable with weighted average exercise prices of $7.92 and $2.61, respectively. The options granted in 2001 and 2000 had a weighted average fair value at grant date of $0.10 and $0.82 per share, respectively.

     On March 15, 2000, the Company's Board of Directors approved the 2000 Outside Director's Plan. The 2000 Outside Director's Plan was approved by a vote of the Company's shareholders at the 2000 annual meeting of shareholders. The maximum aggregate number of shares of common stock that may be issued pursuant to the 2000 Outside Director's Plan is 25,000. The 2000 Outside Director's Plan is scheduled to terminate following the annual meeting of shareholders in 2005. Under the 2000 Outside Director's Plan, each non-employee director of the Company serving on the Board of Directors on May 15, 2000 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors shall receive an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the 2000 Outside Director's Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date, which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 2001, the Company had 169,081 options outstanding, of which 162,081 were exercisable. At December 31, 2000, the Company had 7,000 options outstanding and exercisable. These options had weighted average remaining contractual lives of 10 and nine years for 2001 and 2000, respectively. For options outstanding at December 31, 2001, 162,081 options had exercise prices between $0.23 and $0.60 and 7,000 had an exercise price of $2.00. For options outstanding at December 31, 2000, 7,000 had an exercise price of $2.00. At December 31, 2001, the options outstanding and the options outstanding and exercisable had a weighted average exercise price of $0.64 and $0.66, respectively. In 2001 and 2000, the Company granted 162,081 and 7,000 options under the 2000 Outside Director's Plan with exercise prices between $0.23 and $0.60 and of $2.00 respectively. The weighted average fair value of the 7,000 and 155,081 options granted in 2001 were $0.11 and $0.03 per share respectively. The weighted average fair value of the 2000 options at grant date was $0.88 per share.

     The 1996 Outside Directors' Plan terminated in 2000 following the annual meeting of shareholders. Under the 1996 Outside Directors' Plan, each non-employee director of the Company serving on the Board of Directors on July 1, 1996 was granted an option to purchase 1,000 shares of common stock of the Company. Thereafter, each non-employee director serving on the Board of Directors received an option to purchase 1,000 shares of common stock on the first business day following each annual meeting of shareholders. The exercise price of stock options granted under the 1996 Outside Directors' Plan must be equal to the fair market value of the common stock on the date of grant. Each option is first exercisable on the date, which is six months from the date of grant of the option and shall continue to be exercisable for a term of ten years, subject to certain exceptions. At December 31, 2001 and 2000, respectively, the Company had 17,000 and 19,000 options outstanding and exercisable. These options outstanding at December 31, 2001 and 2000 had weighted average remaining contractual lives of six and seven years, respectively. The exercise prices for these options were 4,000 at

$11.75; 4,000 at $5.97; 4,000 at $2.14; and 5,000 at $2.81 for 2001 and 4,000 at
$11.75; 4,000 at $5.97; 5,000 at $2.14; and 6,000 at $2.81 for 2000.

     The Company has elected to recognize expense for stock-based compensation under these plans based upon the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25. If the Company had accounted for its stock options based upon fair values at the date of grant, consistent with FASB Statement No. 123, the net loss would have increased by $8,000 or less than one cent per share, for the year ended December 31, 2001, the net loss would have increased by $59,000, or $0.01 per share, for the year ended December 31, 2000 and the net income would have decreased by $92,000, or $0.02 per share for the year ended December 31, 1999. These amounts are not indicative of future effects of applying the fair value based method since the vesting period was used to measure compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.7%, 5.6% and 5.6% and a dividend yield of 0.0% for 2001, 2000 and 1999 respectively. The options had a weighted average expected life of 5 years for 2001, 2000 and 1999 and a volatility factor of .442 for 2001, .403 for 2000 and .461 for 1999.

     In 2000, the Company established the Loan Program (the "Program") to facilitate purchase of shares of the Company's common stock pursuant to the Company's Employee Stock Purchase and Bonus Plan (the "Stock Purchase Plan"). Under the Program an eligible participant may borrow an amount equal to the full purchase price of shares (at fair market value) of common stock purchased under the Plan. A total of 150,000 shares have been authorized for acquisition under the Program, subject to adjustment as a result of various changes in the capitalization of the Company. Any shares authorized but not acquired under the Program will remain available under the Plan for acquisition outside this Program. This Program was only offered through June 15, 2000. At December 31, 2001 and December 31, 2000, respectively, loans to employees totaling approximately $40,000 and $59,000 were outstanding under the Program.

     In June 1998, the Company sold 200,000 shares of common stock to Great Lakes Capital, LLC ("GLC") for $2.175 per share and granted nonqualified stock options to GLC as follows:

                        Number of         Exercise
                         Shares             Price
                        --------------------------
                        150,000             $3.00
                        150,000             $4.50
                        150,000             $6.00
                        150,000             $7.50

     The GLC options were not granted under the Incentive Plan. All of the options are exercisable and expire June 30, 2003. These options had a weighted average fair value at grant date of $0.76 per share.

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

     In 2000, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. For the year ended December 31, 2001, the Company repurchased 15,000 shares of its common stock at an aggregate cost of approximately $24,000. For the year ended December 31, 2000, the Company repurchased 50,500 shares of its common stock at an aggregate cost of $90,000.

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

     The Company has not declared dividends for any of the three years in the period ended December 31, 2001.


NOTE 8. INCOME TAXES

     The expense (benefit) for income taxes is comprised of the following (in thousands $):

                                      2001           2000            1999
                               ------------------------------------------------
Current:
  Federal                          $      -        $      -        $     89
  State and foreign                      45              93              11
                               ------------------------------------------------
                                         45              93             100
Deferred:
  Federal                                 -           1,322          (1,322)
  State and foreign                       -             156            (156)
                               ------------------------------------------------
                                          -           1,478          (1,478)

                               ------------------------------------------------
                                   $     45        $  1,571        $ (1,378)
                               ================================================

     A reconciliation of the expense (benefit) from income taxes for the years ended December 31, 2001, 2000 and 1999 and the amount computed by applying the U.S. statutory federal income tax rate of 34% to loss before income taxes is as follows (in thousands $):

                                                                      2001             2000            1999
                                                              --------------------------------------------------
Income tax expense (benefit) at U.S. statutory rates              $    (3,358)     $    (998)      $    (203)
State taxes, net of federal benefit                                      (163)          (117)            (14)
Goodwill write-off                                                      1,256              -               -
Other permanent differences                                                92             93              73
Other, net                                                                  7            105              78
Change in valuation allowance                                           2,211          2,488          (1,312)
                                                              --------------------------------------------------
Total income tax expense (benefit)                                $        45      $   1,571       $  (1,378)
                                                              ==================================================

     The deferred income tax balances at December 31, 2001 and December 31, 2000 consisted of the following (in thousands $):

                                                   2001             2000
                                             ----------------------------------

Deferred tax assets
   Accounts receivable allowances               $      96        $      190
   Accrued liabilities                                139                19
   Net operating losses                             4,208             2,235
   Inventory reserve                                  107                51
   Other                                              149                (7)
   Valuation allowance                             (4,699)           (2,488)
                                             ----------------------------------
                                                $       -        $        -
                                             ==================================

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

     Net operating loss carryforwards of approximately $11.0 million begin to expire in 2013.


NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Agreements

     The Company leases office and production space in Richmond, Virginia. In addition, the Company leases its sales offices under operating lease agreements expiring in various periods through February 2005. Certain automobiles are also leased under terms not exceeding three years. All of these leases are accounted for as operating leases.

     Future minimum lease payments were as follows at December 31, 2001 (in thousands $):

                   Year                     Lease Payments
                ----------               --------------------
                  2002                          $   556
                  2003                              175
                  2004                               57
                  2005                                3
                  2006                                -
                                         --------------------
                                                $   791
                                         ====================

     Rent expense amounted to $1,014,000 in 2001, $1,177,000 in 2000 and
$875,000 in 1999.

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

     Prior to October 1, 1998, former management of the Company reviewed the circumstances of the TFM acquisition and concluded the indemnification obligations of the former TFM shareholders exceeded the $1.3 million agreed value of the stock in escrow. The Company served notice of the indemnification claims to the former TFM shareholders. The former shareholders of TFM disputed the indemnification claims and pursuant to the purchase agreement, the matter went to arbitration. Based on the indemnification claims, the aggregate $1,115,625 difference between the stock's market price on October 1, 1998 and the $15 value assumed in the TFM purchase agreement was recorded as a reduction in goodwill and shareholders' equity.

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

     The Company recorded total expense related to the plan of $124,000 in 2001, $166,000 in 2000 and $147,000 in 1999.

NOTE 11.  RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of $136,000 in 2000 and $594,000 in 1999 to a law firm in which one of the Company's directors was a principal during 1999 and through February 1, 2000.

     The Company purchased and leased a total of 8 and 12 vehicles in 2000 and 1999, respectively, from a company whose Chairman is a director of the Company. The Company purchases directors and officers insurance from a company whose President is a director of the Company.


NOTE 12.  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company markets its products and services to customers located primarily in the Eastern and Mid-West regions of the United States. Production is primarily in response to specific customer orders and larger jobs typically require advance deposits. The Company performs credit evaluations of its customers prior to commencement of production, delivery or commencement of services and normally does not require collateral. Payments are typically due within 30 days of billing. The Company maintains an allowance for doubtful accounts and losses have historically been within management's expectations.

     The carrying values of amounts classified as current assets, current liabilities, cash and cash equivalents externally restricted under a bond indenture agreement, and long-term debt approximate fair value.


NOTE 13.  OPERATIONAL RESTRUCTURING

     On June 20, 2001, the Company began the implementation of a restructuring plan that closed its remanufacturing facility in Lansing, Michigan and consolidated remanufacturing operations in Richmond, Virginia; closed five under-performing sales offices located in Cincinnati, Indianapolis, Nashville, Lansing and Boston; reduced the size of sales offices in Philadelphia, Atlanta and Washington, D.C.; and restructured back office operations at the Company's headquarters in Richmond, Virginia. This plan returns the Company's focus to the remanufacturing of Herman Miller products and discontinues the Haworth and Steelcase product lines. In the second quarter of 2001, the Company recorded a restructuring charge of approximately $4.7 million which included an estimate for the disposal of the existing leased remanufacturing facility in Michigan and related assets, as well as the new facility that was under construction. The largest component of the charge was $3,580,000 related to the write-off of remaining goodwill associated with the purchase of the Michigan operations in 1996. Other significant components of the operational restructuring were estimated losses of $404,000 related to the disposal of property and equipment, $105,000 for severance costs, $125,000 related to expected costs under lease arrangements, $119,000 for shortening the amortization period of debt issuance costs related to Industrial Revenue Bond proceeds associated with the new facility under construction to be repaid as part of the operational restructuring, and $156,000 for professional fees associated with the restructuring plan. In connection with this plan, the Company terminated the employment of approximately 65 employees, primarily sales personnel in offices being closed or production personnel associated with the remanufacturing facility in Michigan. Prior to the end of the second quarter, most of the affected employees had been terminated.

     During the third quarter of 2001, the Company disposed of the leased remanufacturing facility in Michigan and the related assets, and completed the sale of its remanufacturing facility under construction in Lansing, Michigan. As a result of the sale, the Company incurred an additional $91,000 of restructuring expenses. These expenses primarily consisted of interest and legal fees due to the contractor in accordance with the construction agreement, and closing costs associated with the sale of the property. In addition, the Company repaid bondholders for Industrial Revenue Bond debt that was incurred to build the new facility.

     Along with the operational restructuring, the Company recorded approximately $1.7 million for losses on inventory write-downs during the second quarter of 2001, which has been classified as a component of cost of goods sold. These losses relate to inventory sold in July 2001 associated with the existing leased manufacturing facility in Michigan, and showroom inventory located at closed sales offices.

     During the third quarter of 2001, the Company determined that it would be in its best interests to discontinue the Mexico operations due primarily to issues relating to the profitability of the Mexican subsidiaries and its lack of control over the subsidiaries' operations. The Company recorded restructuring expense of $733,000 in the third quarter of 2001 related to the Mexican operations. This charge included $465,000 related to the write down of net current assets, $168,000 related to the write-down of property and equipment and $100,000 in professional fees incurred or expected to be incurred in connection with gaining access to financial information about the Mexican subsidiaries and completing any sale or liquidation of the Company's interest in the Mexican subsidiaries. The amount of the restructuring charge relating to the net current assets and property and equipment was determined based on information known by the Company at that time and was intended to be a complete write off of such assets as of September 30, 2001. Sales and operating income, respectively, for the Mexican operations were $2.0 million and $54,000 in the prior year, and $1.4 million and ($19,000) for the first six months of 2001. Since the second quarter of 2001, the Company has determined to discontinue the operations of its Mexican subsidiaries and limit its future exposure for losses relative to the Mexican operations due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries operations.

     Also during November of 2001, the Company implemented a restructuring plan to more appropriately align the Company's infrastructure with anticipated sales levels. The restructuring included the elimination of approximately 25 sales, production and administrative positions. Severance was provided to employees affected by the restructuring initiatives. The Company recorded a restructuring charge of approximately $102,000 consisting of severance and professional services.

     The Company anticipates that the sale of any of the remaining assets (assets held for sale at December 31, 2001 approximated $88,000) and the lease termination costs associated with the Company's restructuring plans will extend into the year 2002. At December 31, 2001, approximately $315,000 remains accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs, professional fees and severance.


NOTE 14.  SIGNIFICANT FOURTH QUARTER 2000 ADJUSTMENTS

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


NOTE 15.  VALUATION AND QUALIFYING ACCOUNTS

     Activity related to valuation and qualifying accounts is as follows (in thousands):

                                                          Allowance for        Inventory
                                                            Doubtful          Obsolescence
                                                            Accounts            Reserve
                                                            --------            -------
Balance December 31, 1998                                      275                 314
Charges to expense                                              57                   -
Deductions - net write-off of uncollectible accounts or       (126)                (88)
 obsolete inventory, as applicable

Balance December 31, 1999                                      206                 226
Charges to expense                                             480                 (55)
Deductions - net write-off of uncollectible accounts or       (187)                (36)
 obsolete inventory, as applicable /(1)/

Balance December 31, 2000                                      499                 135
Charges to expense                                             210                 125
Deductions - net write-off of uncollectible accounts or       (456)                (88)
 obsolete inventory, as applicable

Balance December 31, 2001                                      253                 172

________________

/(1)/ This does not include the write-off of obsolete and slow-moving inventory in the fourth quarter of 2000 in conjunction with the physical counts of inventory.


NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Results of operations for each of the quarters during the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                              Quarter Ended
                                        ----------------------------------------------------------------
                                            March          June       September        December
                                             31st         30th /(1)/    30th /(2)/     31st /(3),(4)/
Year ended December 31, 2001

Net sales                               $   9,962      $   8,040      $   7,663      $    5392
Gross Profit                            $   2,513      $     (74)     $   2,265      $   1,546
Operating income (loss)                 $    (867)     $  (8,458)     $    (511)     $     170
Income (loss) before income taxes       $    (981)     $  (8,333)     $    (614)     $      51

Net income (loss)                       $    (981)     $  (8,333)     $    (614)     $       6
Earnings (loss) per common share        $   (0.23)     $   (1.92)     $   (0.14)     $    0.00

Year ended December 31, 2000

Net sales                               $   9,333      $  10,459      $  10,398      $  12,485
Gross Profit                            $   2,913      $   2,771      $   3,013      $     820
Operating income (loss)                 $     324      $    (342)     $     324      $  (2,744)
Income (loss) before income taxes       $     228      $    (466)     $     201      $  (2,899)
Net income (loss)                       $     124      $    (267)     $     120      $  (4,484)
Earnings (loss) per common share        $     .03      $    (.06)     $     .03      $   (1.03)

___________

/(1)/ During the second quarter of 2001, the Company recorded a restructuring charge of approximately $4.7 million. Related to the restructuring, the Company also recorded approximately $1.7 million for losses on inventory write-downs, which has been classified as a component of cost of goods sold. See Note 13 for additional information.

/(2)/ During the third quarter of 2001, the Company recorded a restructuring charge of approximately $824,000, most of which was related to the Company's determination to discontinue the operations of the Mexican subsidiaries due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries' operations. See Note 13 for additional information.

/(3)/ During the fourth quarter of 2001, the Company recorded a restructuring charge of approximately $102,000. See Note 13 for additional information.

/(4)/ Net loss for the fourth quarter of 2000 includes the effect of establishing a valuation allowance against net deferred tax assets resulting in a net expense for income taxes of approximately $1.6 million. See Notes 8 and 14 for additional information on fourth quarter 2000 adjustments relating to inventory and other items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent accountants and no disagreements on accounting and financial disclosure that are required to be reported hereunder.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as to certain information regarding executive officers included in
Part I, the information required by this item will be provided by being incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders, or by an amendment to this Form 10-K, to be filed within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be provided by being incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders (except for the information set forth under the captions "Report of the Compensation Committee" and "Stock Performance Graph"), or by an amendment to this Form 10-K, to be filed within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be provided by being incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders, or by an amendment to this Form 10-K, to be filed within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be provided by being incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders, or by an amendment to this Form 10-K, to be filed within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial statements, financial statement schedules and reports included in this Annual Report on Form 10-K

         (1)  Financial Statements

              The response to this portion of Item 14 is submitted as a separate section of this report.

         (2)  Financial Statement Schedules

              Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ending December 31, 2001, is included in
              Note 15 of the Notes to consolidated financial statements set forth in this Annual Report on Form 10-K. Schedules other than that listed above have been omitted because such schedules are not required or are not applicable.

         (3) The exhibits that are required to be filed or incorporated by reference herein are as follows:

Exhibit No.                               Document
----------                                --------

   2.1 Purchase Agreement between Company and Ena Drive, L.L.C. dated August 17, 2001, incorporated by reference to Exhibit 2(a) of the Company's Form 8-K dated October 4, 2001, File No. 0-20743.

   2.2 Addendum to the Purchase Agreement between Company and Ena Drive, L.L.C., dated September 19, 2001, incorporated by reference to
               Exhibit 2(b) of the Company's Form 8-K dated October 4, 2001, File No. 0-20743.

   2.3 Settlement and Liquidation Agreement between the Company and Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V. dated February 18, 2002.*

   3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Company's Registration Statement on Form SB-2, as amended, File No. 333-3188 (the "Form SB-2").

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

   10.12 Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended on May 12, 2000, incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.13 Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee Directors, as amended May 12, 2000, incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

   10.14 Open Plan Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended May 12, 2000, incorporated by reference to
               Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

   10.15 Open Plan Systems, Inc. Employee Stock Purchase and Bonus Plan and Prospectus, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, File No. 333-38588.

   10.16 Form of Non-Employee Director Non-Qualified Stock Option Agreement with respect to options granted August 8, 2001.*

   10.17 Form of Employee Non-Qualified Stock Option Agreement with respect to options granted October 15, 2001.*

   10.18 Form of Non-Employee Director Non-Qualified Stock Option Agreement with respect to options granted November 1, 2001.*

   10.19 Change of Control Employment Agreement, dated November 5, 2001, between the Company and Thomas M. Mishoe, Jr.*

   10.20 Severance and Release Agreement, dated July 1, 2000, between the Company and William F. Crabtree, incorporated by reference to
               Exhibit 10.1 of the Company's Form 8-K dated July 1, 2000, File No. 0-20743.

   10.21 Severance and Release Agreement, executed August 13, 2001, between the Company and Robert E. O'Neil Jr.*

   10.22 Severance and Release Agreement, dated November 26, 2001, between the Company and Stephen P. Hindle.*

   10.23 Reimbursement and Security Agreement between the Company and Wachovia Bank, N.A., dated June 1, 2000, incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.24 Commitment Letter between the Company and Wachovia Bank, dated March 15, 2000, incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.25 Amendment to Commitment Letter between the Company and Wachovia Bank, dated August 1, 2000, incorporated by reference to Exhibit
               10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.26 Waiver letter between the Company and Wachovia Bank, N.A., dated May 23, 2001, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.27 Forbearance Agreement dated August 10, 2001, between the Company and Wachovia Bank, N.A., incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-20743.

   10.28 Forbearance Agreement dated October 30, 2001, between the Company and Wachovia Bank, N.A.*

   21          Subsidiaries of the Company.*

   23          Consent of Ernst & Young LLP.*

___________________________
*  Filed herewith

(b)     Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on October 3, 2001 reporting under Items 5 and 7 that the Company had issued a press release dated October 1, 2001 that announced the appointment of Thomas M. Mishoe, Jr. as the President and Chief Executive Officer of the Company, and the appointment of Kathryn L. Tyler, David E. Green, John H. Bryson III and Stephen P. Hindle as executive officers of the Company.

        The Company filed a Current Report on Form 8-K on October 19, 2001 reporting under Items 2, 5 and 7 that (i) the Company had closed its Lansing, Michigan remanufacturing facility and various sales offices and sold other related assets, including a facility under construction in Michigan and (ii) the Company had issued a press release dated October 5, 2001 announcing the sale of the Company's unfinished remanufacturing facility in Michigan. The Current Report on Form 8-K also included pro forma financial information for the fiscal year ended December 31, 2000 and for the first six months of 2001 to reflect the effect the Company's restructuring plan would have had on the Company had it been implemented as of January 1, 2000.

        The Company filed a Current Report on Form 8-K on November 30, 2001 reporting under Items 5 and 7 that the Company had issued a press release press dated November

        26, 2001 that announced the implementation of a restructuring plan which included the elimination of various sales, production and administrative positions.

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

                                       OPEN PLAN SYSTEMS, INC.

Dated: April 15, 2002                  By: /s/ Thomas M. Mishoe, Jr.
                                           ----------------------------------
                                           Thomas M. Mishoe, Jr.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                              Date
        ---------                            -----                              ----

    /s/ Thomas M. Mishoe, Jr.     President, Chief Executive Officer        April 15, 2002
-------------------------------               And Director
      Thomas M. Mishoe, Jr.         (Principal Executive Officer)

    /s/ Kathryn L. Tyler          Chief Financial Officer and Secretary     April 15, 2002
-------------------------------    (Principal Financial and Accounting
      Kathryn L. Tyler                           Officer)

    /s/Anthony F. Markel
-------------------------------   Chairman of the Board and Director        April 15, 2002
      Anthony F. Markel

    /s/ Theodore L. Chandler, Jr.
---------------------------------                Director                   April 15, 2002
      Theodore L. Chandler, Jr.

_______________________________                  Director                   April __, 2002
    J. Wesley Hall

    /s/ Robert F. Mizell
-------------------------------                  Director                   April 15, 2002
    Robert F. Mizell

    /s/ Edwin W. Mugford
-------------------------------                  Director                   April 15, 2002
      Edwin W. Mugford

    /s/ Troy A. Peery, Jr.
-------------------------------                  Director                   April 15, 2002
      Troy A. Peery, Jr.

_______________________________                  Director                   April __, 2002
      W. Sydnor Settle

                                  EXHIBIT INDEX

Exhibit No.                          Document
-----------                          --------

   2.1 Purchase Agreement between Company and Ena Drive, L.L.C. dated August 17, 2001, incorporated by reference to Exhibit 2(a) of the Company's Form 8-K dated October 4, 2001, File No. 0-20743.

   2.2 Addendum to the Purchase Agreement between Company and Ena Drive, L.L.C., dated September 19, 2001, incorporated by reference to
               Exhibit 2(b) of the Company's Form 8-K dated October 4, 2001, File No. 0-20743.

   2.3 Settlement and Liquidation Agreement between the Company and Servicios de Instalacion de Mobiliario y Alfombra, S.A. de C.V. dated February 18, 2002.*

   3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) of the Company's Registration Statement on Form SB-2, as amended, File No. 333-3188 (the "Form SB-2").

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

   10.12 Open Plan Systems, Inc. 1996 Stock Incentive Plan, as amended on May 12, 2000, incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.13 Open Plan Systems, Inc. 1996 Stock Option Plan For Non-Employee Directors, as amended May 12, 2000, incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

   10.14 Open Plan Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended May 12, 2000, incorporated by reference to
               Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20743.

   10.15 Open Plan Systems, Inc. Employee Stock Purchase and Bonus Plan and Prospectus, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, File No. 333-38588.

   10.16 Form of Non-Employee Director Non-Qualified Stock Option Agreement with respect to options granted August 8, 2001.*

   10.17 Form of Employee Non-Qualified Stock Option Agreement with respect to options granted October 15, 2001.*

   10.18 Form of Non-Employee Director Non-Qualified Stock Option Agreement with respect to options granted November 1, 2001.*

   10.19 Change of Control Employment Agreement, dated November 5, 2001, between the Company and Thomas M. Mishoe, Jr.*

   10.20 Severance and Release Agreement, dated July 1, 2000, between the Company and William F. Crabtree, incorporated by reference to
               Exhibit 10.1 of the Company's Form 8-K dated July 1, 2000, File No. 0-20743.

   10.21 Severance and Release Agreement, executed August 13, 2001, between the Company and Robert E. O'Neil Jr.*

   10.22 Severance and Release Agreement, dated November 26, 2001, between the Company and Stephen P. Hindle.*

   10.23 Reimbursement and Security Agreement between the Company and Wachovia Bank, N.A., dated June 1, 2000, incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.24 Commitment Letter between the Company and Wachovia Bank, dated March 15, 2000, incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.25 Amendment to Commitment Letter between the Company and Wachovia Bank, dated August 1, 2000, incorporated by reference to Exhibit
               10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.26 Waiver letter between the Company and Wachovia Bank, N.A., dated May 23, 2001, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-20743.

   10.27 Forbearance Agreement dated August 10, 2001, between the Company and Wachovia Bank, N.A., incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-20743.

   10.28 Forbearance Agreement dated October 30, 2001, between the Company and Wachovia Bank, N.A.*

   21          Subsidiaries of the Company.*

   23          Consent of Ernst & Young LLP.*

______________________

   *  Filed herewith