Form 10-K/A
period 2001-12-31
OPEN PLAN SYSTEMS INC
filed 2002-04-30
CIK 1011738

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

                           Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the average of the bid and asked prices of $0.10 per share for the Common Stock as quoted on the OTC Bulletin Board on March 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $223,732. Executive officers and directors of the registrant, and holders of 10% or greater of the Common Stock who have not filed a Schedule 13G, are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliated for any other purpose.

         The number of shares of Common Stock outstanding as of March 28, 2002 was 4,337,391 shares.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The following information sets forth the names, ages, principal occupations and business experience for the past five years for all directors as of March 31, 2002.

         Theodore L. Chandler, Jr., age 49, has been Senior Executive Vice President of LandAmerica Financial Group, Inc., a company providing title insurance and real estate transaction services, since February 1, 2000. Prior to that time, Mr. Chandler served as a Vice President and a director of the law firm of Williams Mullen in Richmond, Virginia, positions he held for more than five years. He is a director of LandAmerica and Hilb, Rogal and Hamilton Company. Mr. Chandler is a member of the Audit Committee and the Executive Committee and has been a director of the Company since 1996.

         J. Wesley Hall, age 64, retired as Chairman of National Card Control, Inc., a credit card services company and wholly-owned subsidiary of Cendant Corporation, a position he held for more than five years, in December 2000. Mr. Hall is a member of the Compensation Committee and has been a director of the Company since 2000.

         Anthony F. Markel, age 60, has been President of Markel Corporation, an insurance brokerage company, since 1992. Mr. Markel is a director of Markel Corporation and Hilb, Rogal & Hamilton Company. He is Chairman of the Executive Committee and a member of the Compensation Committee. Mr. Markel has been a director of the Company since 1989 and Chairman of the Board of the Company since 1998.

         Thomas M. Mishoe, Jr., age 49, has served as President and Chief Executive Officer of the Company since October 1, 2001. Prior to that time, he had served since May 25, 2001 as a member of the Company's interim Operating Committee. From March 19, 2001 to September 30, 2001, Mr. Mishoe was engaged by the Company as a financial, operational and strategic consultant. From March 1996 until October 2000, Mr. Mishoe served as chief financial officer of Eskimo Pie Corporation, a marketer and manufacturer of ice cream and related products. Mr. Mishoe has been a director of the Company since October 15, 2001.

         Robert F. Mizell, age 45, is Senior Vice President and a director of Davenport & Company LLC, an investment banking firm, where he has been employed since 1988. Mr. Mizell heads Davenport's Corporate Finance Department, and he is also President of its wholly owned subsidiary, Davenport Financial Advisors LLC. He is Chairman of the Audit Committee and a member of the Executive Committee and has been a director of the Company since 1996.

         Edwin W. Mugford, age 66, has been President and Chief Executive Officer of Royal Oldsmobile-Isuzu Inc., an automobile dealership located in Richmond, Virginia, since 1971. Mr. Mugford has also been President of Key Royal Reinsurance Company Ltd., an automobile insurance company located in Richmond, Virginia, since 1995. He is a member of the Compensation Committee and has been a director of the Company since 1998.

         Troy A. Peery, Jr., age 55, has been a private investor and owner of Peery Enterprises, Inc. since January 1999. From 1985 until his retirement in November 1998, he was President and Chief Operating Officer and a director of Heilig-Meyers Company, a national retailer of home furniture and furnishings headquartered in Richmond, Virginia. Subsequent to Mr. Peery's retirement, Heilig-Meyers filed for protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code on August 16, 2000. Mr. Peery is also a director of S&K Famous Brands, Inc. He is Chairman of the Compensation Committee and has been a director of the Company since 1989.

         W. Sydnor Settle, age 68, has been Chairman of Great Lakes Capital, Inc., a company primarily engaged in leveraged buyouts of other entities and an affiliate of Great Lakes Capital, LLC ("Great Lakes"), since 1990. Mr. Settle is also Chairman and a principal of Great Lakes. He is a member of the Audit Committee and has been a director of the Company since 1998.

Executive Officers

         The names, ages, principal occupations and business experience for the past five years for all executive officers and significant employees of the Company has been set forth at the end of Part I of the Company's Form 10-K for the fiscal year ended December 31, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of
changes  in  ownership  of  Common  Stock  with  the   Securities  and  Exchange
Commission. Such persons are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, the Company is aware that Messrs. Chandler, Hall and Markel each failed to file timely a required Form 5 reporting the acquisition of stock options in May 2000, that Mr. William F. Crabtree, the Company's former Chief Financial Officer, failed to file timely a required Form 5 reporting the acquisition of stock options in January 2000 and Mr. Markel failed to file timely a required Form 4 reporting the acquisition of 2,000 shares of Common Stock by a family marital trust on April 16, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth, for the fiscal years ended December 31, 2001, 2000 and 1999, the compensation paid by the Company to each of the persons serving as the Company's Chief Executive Officer during the past year, and each other executive officer earning in excess of $100,000 during 2001, in all capacities in which they served:

                           Summary Compensation Table

                                                                                  Long Term
                                                                                Compensation
                                              Annual Compensation                  Awards
                                  --------------------------------------------     ------
                                                                                 Securities
Name and                                                      Other Annual       Underlying          All Other
Principal Position          Year    Salary       Bonus        Compensation       Options (#)      Compensation (1)
------------------          ----    ------       -----        ------------       -----------      ----------------
Thomas M. Mishoe, Jr.       2001    $201,327       --              *                20,000               --
(2)(3)
President and Chief
  Executive Officer and
  Former Member of
  Operating Committee

John H. Hobey (4)           2001     $78,461       --              *                 --                 $2,152
Former Chief Executive      2000     168,846       --              *                25,000               4,628
  Officer                   1999     160,000       --              *                25,000               4,591

David E. Green (3)          2001    $104,615       --              *                10,000              $3,137
Senior Vice President of    2000      95,576     $5,000            *                 1,000               3,017
  Sales and Former Member   1999      92,921      5,000            *                 5,000               2,896
  of Operating Committee

Stephen P. Hindle (3)       2001    $120,769       --              *                10,000              $3,018
(5)                         2000     109,576     $5,000            *                 1,500               3,263
Former Senior Vice          1999      85,463       --              *                 2,500               2,808
   President of Sales
   and Marketing and
   Former Member of
   Operating Committee

Robert E. O'Neil, Jr.       2001    $106,430       --              *                 --                 $2,033
(3)(6)                      2000     124,973     $5,000            *                 1,000               3,617
Former Vice President       1999     119,931      5,000            *                 2,500               3,619
   of National Accounts
   and Former Member
   of Operating
   Committee

-------------

* The dollar value of perquisites and other personal benefits received by the named executive officer during the fiscal year did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus reported for that year.

(1) The amounts shown represent employer contributions for each of the named executive officers to the Company's 401(k) Plan to match elective deferral contributions made by each to such Plan.
(2) Prior to his appointment to the Company's Operating Committee and to the position of President and Chief Executive Officer, Mr. Mishoe served as a consultant to the Company from March 19, 2001 to September 30, 2001. The amounts shown for 2001 include fees of $156,231 paid to Mr. Mishoe for his performance of consulting services for the Company.
(3) Messrs. Mishoe, Green, Hindle and O'Neil were appointed members of the Company's Operating Committee on May 25, 2001. The Operating Committee was formed by the Company to develop a turn-around plan and to manage the day-to-day operations of the Company until a replacement Chief Executive Officer could be appointed. The Operating Committee was terminated at the time Mr. Mishoe became the Company's Chief Executive Officer on October 1, 2001.
(4) Mr. Hobey's employment with the Company commenced on June 17, 1998 and terminated on May 25, 2001.
(5) Mr. Hindle became an executive officer of the Company on January 31, 2000, and his employment with the Company terminated on November 26, 2001. The amount shown for salary for 2001 includes $500 in severance payments paid to Mr. Hindle in 2001, which represents a portion of amounts due under the terms of a severance agreement with the Company.
(6) Mr. O'Neil became an executive officer of the Company in December 1997, and his employment with the Company terminated on July 31, 2001. The amount shown for salary for 2001 includes $20,000 in severance payments paid to Mr. O'Neil in 2001, which represents full payment of all amounts due under the terms of a severance agreement with the Company.

         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group health, dental, disability and life insurance.

Employment Contracts

     To ensure continuity and the continued dedication of its Chief Executive Officer during any period of uncertainty caused by the threat or occurrence of a takeover, the Company has entered into a change of control employment agreement with Mr. Mishoe.

     In the event there is a change of control of the Company and Mr. Mishoe is still employed with the Company at that time, the Company has agreed to continue to employ Mr. Mishoe for a period of two years after the change of control. During that time, Mr. Mishoe will receive an annual salary equal to 12 times his highest monthly salary earned in the year preceding the change of control. Additionally, Mr. Mishoe would be eligible to receive (i) an annual bonus at least equal to his highest applicable annual bonus received during any of the three years preceding the change of control, (ii) benefits substantially equivalent to those which would have been received under the Company's qualified and non-qualified plans, practices and programs and (iii) reimbursement for reasonable expenses he incurs in accordance with applicable Company policies, practices and procedures. If Mr. Mishoe's employment terminates at any time during the two year period following a change of control for any reason other than his death, disability, cause or his election for good reason, Mr. Mishoe would receive an agreed upon amount of severance pay equal to one-half of the sum of his annual base salary and highest applicable annual bonus, plus any applicable pro rata bonus and base salary which is owed Mr. Mishoe through the date of his termination. Additionally, Mr. Mishoe would be entitled to receive amounts and benefits required to be provided under the Company's qualified and non-qualified plans, practices and programs.

Stock Options

         The following table contains information concerning grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2001:

                        Option Grants In Last Fiscal Year
                               (Individual Grants)


                             Number of      Percent of Total
                            Securities       Options Granted       Exercise or                      Grant Date
                        Underlying Options   to Employees in        Base Price      Expiration    Present Value
Name                       Granted (1)         Fiscal Year          ($/Sh) (2)       Date (3)         ($) (4)
----                       -----------         -----------          ----------       --------         -------
Thomas M. Mishoe, Jr.         20,000                 36.4%           $0.18           10/15/08         $2,000

John L. Hobey                  -- (5)                 --               --               --              --

David E. Green                10,000                 18.2%           $0.18           10/15/08         $1,000

Stephen P. Hindle             10,000                 18.2%           $0.18             (6)            $1,000

Robert E. O'Neil, Jr.          -- (7)                 --               --               --              --


-------------

(1) The options listed in the table were granted on October 15, 2001 and vest 25% per year commencing six months after the date of grant.
(2) The exercise price for the options listed in the table was the average of the high and low bid and asked prices of the Common Stock on the date of grant. The exercise price may be paid in cash, in cash equivalent acceptable to the Company or in shares of Common Stock of the Company valued at fair market value on the date of exercise, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all required withholding and other deductions.
(3) Except for the options held by Mr. Hindle, the options listed in the table expire October 15, 2008. An earlier expiration date may apply in the event of the optionee's termination of employment, retirement, death or disability.
(4) The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.7%, dividend yield of 0.0%, a weighted average expected life of the option of 5 years and a volatility factor of .442.
(5) No options were granted to Mr. Hobey in 2001 prior to the termination of his employment with the Company.
(6) All options granted to Mr. Hindle expired in February 2002 following the termination of his employment with the Company.
(7) No options were granted to Mr. O'Neil in 2001 prior to the termination of his employment with the Company.

Option Exercises and Holdings

         None of the executive officers named in the Summary Compensation Table exercised options during the fiscal year ended December 31, 2001. The following table sets forth information with respect to the value of all unexercised stock options held by such officers as of the end of the fiscal year:

                          Fiscal Year End Option Values

                                          Number of Securities                       Value of Unexercised
                                         Underlying Unexercised                      In-the-Money Options
                                       Options at Fiscal Year End                   at Fiscal Year End (1)
                                       --------------------------                   ----------------------
Name                                Exercisable         Unexerciseable        Exercisable         Unexerciseable
----                                -----------         --------------        -----------         --------------
Thomas M. Mishoe, Jr.                   --                    20,000               --                   --

John L. Hobey (2)                      25,000                 --                   --                   --

David E. Green                         20,500                 11,750               --                   --

Stephen P. Hindle (3)                  18,875                 11,375               --                   --

Robert E. O'Neil, Jr. (4)               --                    --                   --                   --



(1) The value of the unexercised options at fiscal year end is calculated by determining the difference between the fair market value of the Common Stock on December 31, 2001 and the exercise price of such options. The average of the high and low bid and asked prices of the Common Stock of the Company on the last trading day prior to December 31, 2001, as quoted on the OTC Bulletin Board, was $0.158. None of the options identified in the table had an exercise price that was lower than $0.18 on December 31, 2001, and therefore all of the options were out-of-the money on that date.
(2) Mr. Hobey's option for 25,000 shares of Common Stock expires on May 25, 2003. All other options held by Mr. Hobey expired in August 2001 following the termination of his employment with the Company.
(3) All options held by Mr. Hindle expired in February 2002 following the termination of his employment with the Company.
(4) All options held by Mr. O'Neil expired in October 2001 following the termination of his employment with the Company.

Director's Compensation

         Each non-employee director of the Company is entitled to receive an annual retainer of $5,000 payable quarterly, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee meeting attended. Each director is also entitled to be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings. On November 5, 2001, the Company granted options to its then-current directors to purchase Common Stock in lieu of receiving cash payments owed to them at that time for their service as directors during 2001. The directors who received grants of options were Theodore L. Chandler, Jr., J. Wesley Hall, Anthony F. Markel, Robert F. Mizell, Edwin W. Mugford, Troy A. Peery, Jr. and William Sydnor Settle. The options granted to the directors entitled them to an aggregate of 155,081 shares of Common Stock. The options became immediately exercisable upon the date of grant at an exercise price of $0.60 per share, which price reflected a premium of $0.40 per share to the then prevailing bid price of $0.20 per share on the OTC Bulletin Board. The options granted on November 5, 2001 will expire if not exercised prior to November 5, 2011. Fees for service as directors earned after November 5, 2001 but prior to December 31, 2001, totaling $11,417, have not been paid as of April 25, 2002.

         Effective May 12, 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Outside Directors' Plan"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to the 2000 Outside Directors' Plan is 25,000. The 2000 Outside Directors' Plan is administered by the Compensation Committee of the Board of Directors of the Company, and will terminate following the annual meeting of shareholders in 2005. The 2000 Outside Directors' Plan replaced the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Outside Directors' Plan"), which terminated following the annual meeting of shareholders in 2000. All outstanding options granted under the 1996 Outside Directors' Plan remained outstanding in accordance with their terms.

         Under the 2000 Outside Directors' Plan, on the first business day following each annual meeting of shareholders, each non-employee director of the Company serving on the Board of Directors is entitled to receive an option to purchase 1,000 shares of Common Stock. The exercise price of stock options granted under the 2000 Outside Directors' Plan is equal to the fair market value of the Common Stock on the date of grant. Each option is granted for a term of ten years and is first exercisable on the date that is six months from the date of grant of the option. Options granted under the 2000 Outside Directors' Plan may be exercised in whole or in part at any time upon payment by the optionee of the exercise price in cash or by surrendering previously-owned shares of Common Stock to the Company with a fair market value not less than the exercise price. In addition, the Company will cooperate in a cashless exercise of an option upon the request of a participant.

Compensation Committee Interlocks and Insider Participation

         There were no compensation committee interlocks or other insider participation in compensation decisions.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of March 28, 2002, by each director and nominee of the Company, by those current and former executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" in Item 11 above, and by all of the directors and current executive officers as a group.

                                            Amount and Nature of Beneficial Ownership (1)
                                      ----------------------------------------------------------

                                                                        Acquirable Within            Percent of
Name                                         Common Stock                  60 Days (2)                Class (3)
----                                         ------------                  -----------                ---------
Theodore L. Chandler, Jr.                         25,000                      27,083                    1.2%
David E. Green                                       500                      23,000                     *
J. Wesley Hall                                     9,300                      23,583                     *
Stephen P. Hindle                                    200 (4)                  -- (5)                     *
John L. Hobey                                    262,211 (6)(7)              625,000 (8) (9)           17.9%
Anthony F. Markel                                566,035 (10)                 27,583                   13.6%
Thomas M. Mishoe, Jr.                             --                           5,000                     *
Robert F. Mizell                                  27,500                      32,583                    1.4%
Edwin W. Mugford                                 157,545                      23,083                    4.1%
Robert E. O'Neil, Jr.                              3,000 (11)                -- (12)                     *
Troy A. Peery, Jr.                               540,976 (13)                 25,083                   13.0%
William Sydnor Settle                            260,211 (6)                 628,083 (8)               17.9%

All directors and executive
  officers as a group (11 persons)
                                               1,600,067                     830,081                   47.0%

------------------

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock of the Company.

(1) Beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under which, in general, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2) The amounts shown represent shares of Common Stock that can be purchased upon the exercise of vested stock options.
(3) Percentages for shares beneficially owned are based on 4,337,391 shares of Common Stock issued and outstanding at March 28, 2002.
(4) The number of shares of Common Stock held by Mr. Hindle is based on information provided by Mr. Hindle to the Company as of March 8, 2001, in connection with the preparation of the Company's Form 10-K for the fiscal year ended December 31, 2000 and his Section 16 filings.

(5) All options held by Mr. Hindle expired unexercised in February 2002 following the termination of his employment with the Company.
(6) The amount shown includes 204,000 shares of Common Stock beneficially owned by Great Lakes, of which Messrs. Hobey and Settle are principals.
(7) The number of shares of Common Stock held by Mr. Hobey is based on information provided by Mr. Hobey to the Company as of May 23, 2001, in connection with the preparation of the Company's Form 10-K for the fiscal year ended December 31, 2000.
(8) The amount shown includes 600,000 shares of Common Stock that may be acquired pursuant to a stock option held by Great Lakes, of which Messrs. Hobey and Settle are principals.
(9) Mr. Hobey's option for 25,000 shares of Common Stock expires on May 25, 2003. All other options held by Mr. Hobey, except the option for 600,000 shares of Common Stock held by Great Lakes, expired unexercised in August 2001 following the termination of his employment with the Company.
(10) The amount shown includes 1,000 shares held directly by Mr. Markel, 270,817 shares of Common Stock beneficially owned by a family limited partnership and 294,218 shares held in trust of which family members are beneficiaries. Mr. Markel has sole voting and dispositive power for the general partner of the family limited partnership and such trusts.
(11) The number of shares of Common Stock held by Mr. O'Neil is based on information provided by Mr. O'Neil to the Company as of March 7, 2001, in connection with the preparation of the Company's Form 10-K for the fiscal year ended December 31, 2000.
(12) All options held by Mr. O'Neil expired unexercised in October 2001 following the termination of his employment with the Company.
(13) In a Schedule 13D filed with the SEC on December 27, 2001, Troy A. Peery, Jr. reported beneficial ownership as of that date of 560,059 shares of Common Stock. Mr. Peery reported that he had sole voting and dispositive power with respect to all such shares. That amount has been adjusted for purposes of the table to reflect Mr. Peery's purchase of 5,000 shares of Common Stock on August 7, 2000 and the grant to Mr. Peery of an option for 1,000 shares of Common Stock on August 8, 2001.

Security Ownership of Certain Beneficial Owners

         The persons, groups or other entities known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock as of March 28, 2002 are set forth in the following table:

Name and Address                     Number of Shares
Of Beneficial Owner               Beneficially Owned (1)   Percent of Class (2)
-------------------               ----------------------   --------------------

Great Lakes Capital, LLC              1,054,583 (3)                21.1%
W. Sydnor Settle
Thomas H. Corson
William F. Crabtree
John L. Hobey
Charles B. Kaufmann, III
Thomas J. McGrath
  310 South Street
  Morristown, NJ. 07960

Name and Address                     Number of Shares
Of Beneficial Owner               Beneficially Owned (1)   Percent of Class (2)
-------------------               ----------------------   --------------------

Anthony F. Markel                      593,618 (4)                 13.6%
  c/o Markel Corporation
  4521 Highwoods Parkway
  Glen Allen VA 23060-6148

Troy A. Peery, Jr.                     566,059 (5)                 13.0%
  1900 Manakin Road, Second Floor
  Manakin-Sabot, VA 23103

John C. Cullather
  16 Ellensview Circle                 500,000 (6)                 11.5%
  Richmond, Virginia  23226

Royce & Associates, Inc.               433,400 (7)                 10.0%
Charles M. Royce
  1414 Avenue of the Americas
  New York, New York  10019



(1) Beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2) Percentages for shares beneficially owned are based on 4,337,391 shares of Common Stock issued and outstanding at March 28, 2002.
(3) In Amendment No. 2 to a Joint Schedule 13D filed with the SEC on September 12, 2000, Great Lakes Capital, LLC reported beneficial ownership of 804,000 shares of Common Stock. Of that amount, Great Lakes reported that it had sole voting and dispositive power with respect to 204,000 shares of Common Stock and it would have, upon the exercise of certain stock options, sole voting and dispositive power with respect to an additional 600,000 shares of Common Stock. Each of Messrs. Settle, Corson, Crabtree, Hobey, Kaufmann and McGrath reported that he had sole voting and dispositive power with respect to 56,211, 53,211, 7,385, 58,211, 6,771 and 3,211 shares of Common
     Stock, respectively. Each of Messrs. Settle, Crabtree and Hobey reported that he would have, upon the exercise of certain stock options, sole voting and dispositive power with respect to an additional 2,000, 25,000 and 37,500 shares of Common Stock, respectively. The amounts reported in the Joint Schedule 13D have been adjusted for purposes of the table to reflect the expiration of certain of Mr. Crabtree's options in September 2000 following the termination of his employment with the Company, the expiration of certain of Mr. Hobey's options in August 2001 following the termination of his employment with the Company, and the grant of options to Mr. Settle in 2001 with respect to 26,083 shares of Common Stock.
(4) Mr. Markel has beneficial ownership of 566,035 shares of Common Stock, of which 1,000 shares are held directly by Mr. Markel, 270,817 shares are held indirectly through a family limited partnership and 294,218 shares are held in trust of which family members are beneficiaries. Mr. Markel has sole voting and dispositive power for the general partner of the family limited partnership and such trusts. In addition, the Company has granted Mr. Markel options for 27,583 shares of Common Stock.

(5) In a Schedule 13D filed with the SEC on December 27, 2001, Troy A. Peery, Jr. reported beneficial ownership as of that date of 560,059 shares of Common Stock. Mr. Peery reported that he had sole voting and dispositive power with respect to all such shares. That amount has been adjusted for purposes of the table to reflect Mr. Perry's purchase of 5,000 shares of Common Stock on August 7, 2000 and the grant to Mr. Peery of an option for 1,000 shares of Common Stock on August 8, 2001.
(6) Based upon pleadings filed by Mr. Cullather in a Virginia state court on March 22, 2002.
(7) In Amendment No. 2 to Schedule 13G filed with the SEC on February 8, 2002, Royce & Associates, Inc. and Charles M. Royce reported beneficial ownership as of December 31, 2001 of 433,400 shares of Common Stock.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

         From March 2001 until the time they were appointed executive officers of the Company, Thomas M. Mishoe, Jr. and Kathryn L. Tyler were engaged by the Company to provide financial, operational and strategic consulting services. The Company paid $156,231 in consulting fees to Mr. Mishoe and $65,900 in consulting fees to Ms. Tyler for their performance of such consulting services.

         On November 5, 2001, the Company granted stock options to its then-current directors at out-of-the money exercise prices in lieu of making cash payments owed to them at that time for their service as directors during 2001. See "Directors' Compensation" in Item 12 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OPEN PLAN SYSTEMS, INC.


Dated:  April 30, 2002              By:  /s/ Thomas M. Mishoe, Jr.
                                         ---------------------------------------
                                         Thomas M. Mishoe, Jr.
                                         President and Chief Executive Officer