Form 10-Q
period 2002-03-31
OPEN PLAN SYSTEMS INC
filed 2002-05-15
CIK 1011738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

     As of the close of business on May 10, 2002, the registrant had 4,337,391 shares of Common Stock, no par value, outstanding.

                             Open Plan Systems, inc.

                                Table of Contents


PART I.     FINANCIAL INFORMATION                                          Page
---------------------------------                                          ----

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 2002 (unaudited)         1
              and December 31, 2001

           Consolidated Statements of Operations - Three months             2
              ended March 31, 2002  and 2001 (unaudited)

           Consolidated Statements of Cash Flows - Three months             3
              ended March 31, 2002 and 2001 (unaudited)

           Notes to Consolidated Financial Statements - March 31, 2002      4
           (unaudited)

Item 2.    Management's Discussion and Analysis of                         10
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      18


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                               19

Item 2.    Changes in Securities and Use of Proceeds                       19

Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of                              19
              Security Holders

Item 5.    Other Information                                               19

Item 6.    Exhibits and Reports on Form 8-K                                20


SIGNATURES
----------

                             Open Plan Systems, Inc.
                                     Part I
                              Financial Information
                          Item 1: Financial Statements
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                   March 31,            December 31,
                                                                       2002               2001
                                                                ---------------------------------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                    $           594    $           324
   Accounts receivable, net                                               1,988              3,400
   Inventories                                                            2,231              2,558
   Assets held for sale                                                      88                 88
   Prepaids and other                                                       604                414
                                                                ---------------------------------------
TOTAL CURRENT ASSETS                                                      5,505              6,784

Property and equipment, net                                                 988              1,115
Other                                                                        79                 86
                                                                ---------------------------------------
TOTAL ASSETS                                                    $         6,572    $         7,985
                                                                =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Revolving line of credit                                     $         3,217    $         3,217
   Trade accounts payable                                                 1,770              2,058
   Restructuring liabilities                                                254                315
   Accrued compensation and related costs                                   113                282
   Current portion of long-term debt                                         95                 95
   Other liabilities                                                        622                657
   Customer deposits                                                        349                351
                                                                ---------------------------------------
TOTAL CURRENT LIABILITIES                                                 6,420              6,975

Long-term debt                                                              116                138
                                                                ---------------------------------------
TOTAL LIABILITIES                                                         6,536              7,113

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 4,337 at 3/31/02                    18,537             18,537
                                   - 4,337 at 12/31/01
   Additional capital                                                       137                137
   Accumulated deficit                                                  (18,600)           (17,762)
   Notes receivable from employees for sale of stock                        (38)               (40)
                                                                ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   36                872
                                                                ---------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $         6,572    $         7,985
                                                                =======================================

See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Operations (Unaudited)
                  (amounts in thousands, except per share data)

                                                                                  Three months ended
                                                                                       March 31,
                                                                                2002                2001


         Net sales                                                      $         2,656        $     9,962
         Cost of sales                                                            2,197              7,449
                                                                        ----------------------------------------
         Gross profit                                                              459               2,513

         Operating expenses:
            Amortization of intangibles                                             -                   68
            Selling and marketing                                                 720                2,402
            General and administrative                                            525                  910
                                                                        ----------------------------------------
                                                                                1,245                3,380

                                                                        ----------------------------------------
         Operating loss                                                          (786)                (867)

         Other expense:
            Interest expense                                                       52                   79
            Other, net                                                              -                   35
                                                                        ----------------------------------------
                                                                                   52                  114

                                                                        ----------------------------------------
         Loss before income taxes                                                (838)                (981)

         Income taxes                                                               -                    -
                                                                        ----------------------------------------
         Net loss                                                        $       (838)        $       (981)
                                                                        ========================================

         Basic and diluted loss per common share                         $       (.19)        $       (.23)

         Diluted weighted average common shares outstanding                     4,337                4,339
                                                                        ========================================

       See accompanying notes.

                             Open Plan Systems, Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                             (amounts in thousands)

                                                                      Three months ended
                                                                        March 31,
                                                                  2002             2001
                                                            ----------------------------------
Operating activities
Net loss                                                    $          (838)     $      (981)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Provision for losses on receivables                                   -               30
   Depreciation and amortization                                        119              300
   Changes in operating assets and liabilities:
     Accounts receivable                                              1,412              850
     Inventories                                                        327              274
     Prepaids and other                                                (183)            (147)
     Trade accounts payable                                            (288)            (896)
     Customer deposits                                                   (2)            (126)
     Accrued and other liabilities                                     (265)            (517)
                                                            ----------------------------------
Net cash provided by (used in) operating activities                     282           (1,213)

Investing activities
Increase  in cash and cash equivalents externally
   restricted under bond indenture agreement                              -              (30)
Net decrease in notes receivable from employees for
   sale of stock                                                          2                -
Proceeds from sale of property and equipment                             11                -
Purchases of property and equipment, including
   construction in progress                                              (3)             (45)
                                                            ----------------------------------
Net cash provided by (used in) investing activities                      10              (75)

Financing activities
Net borrowings on revolving line of credit                                -            1,110
Purchase of common stock                                                  -              (24)
Principal payments on long-term debt and capital lease
   obligations                                                          (22)             (23)
                                                            ----------------------------------
Net cash (used in) provided by financing activities                     (22)           1,063
                                                            ----------------------------------

Change in cash and cash equivalents                                     270             (225)

Cash and cash equivalents at beginning of period                        324              244
                                                            ----------------------------------
Cash and cash equivalents at end of period                  $           594      $        19
                                                            ==================================

Supplemental disclosures
Interest paid                                               $            52      $       104
                                                            ==================================
Income taxes paid                                           $             9      $        79
                                                            ==================================

See accompanying notes.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

1. Principles of Presentation

         The accompanying unaudited consolidated financial statements of Open Plan Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, the March 31, 2002 financial statements reflect all known material adjustments of a normal recurring nature which the Company considers necessary for a fair presentation. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").

         The Company's financial statements for the three months ended March 31, 2002 do not include the results of operations of the Company's consolidated Mexican subsidiaries. See Note 6 - 2001 Operational Restructuring for further discussion.

2. Inventories

         Inventories were in two main stages of completion and consisted of the following (amounts in thousands):

                                                   March 31,     December 31,
                                                     2002           2001
                                              ----------------------------------
                                                  (Unaudited)

         Components and fabric                      $   1,349     $    1,552
         Jobs in process and finished goods               882          1,006
                                              ----------------------------------
                                                    $   2,231     $    2,558
                                              ==================================

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


3. Income Taxes

         The Company did not record any tax benefit associated with the net loss for the quarters ended March 31, 2002 and 2001 due to the uncertainty of the realization of potential benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

4. Indebtedness

         As of December 31, 2000 the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new remanufacturing facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5.25 million at variable interest rates (5.05% at December 31, 2000). The letter of credit facility and revolving line of credit agreements required the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. The obligations are secured by substantially all of the assets of the Company. As a result of the covenant violations as well as the significant net losses in fiscal years 2001 and 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" in Part I, Item 2 below and Note 1 to the December 31, 2001 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Under the forbearance agreement, the line of credit was reduced from $5.25 million to $4.65 million. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that expired on October 30, 2001, which was later amended to extend the expiration date to January 31, 2002. The new forbearance agreement provided that the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the January 31, 2002 expiration date. Under the August forbearance agreement, the line of credit was reduced from $4.65 million to $4.25 million. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company was required to pay the bank a forbearance fee of $50,000. Pursuant to the forbearance agreement, the bank reserved the right to declare a default and accelerate the loans under the revolving line of credit after January 31, 2002 if the parties had not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement. As of March 31, 2002, approximately $3.2 million was outstanding under the line of credit. No additional

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


borrowing was available based on the Company's borrowing base formula under the line of credit as of March 31, 2002. The forbearance agreement expired on January 31, 2002, and the Company is currently engaged in discussions regarding an extension of the forbearance agreement.

         In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds ("Industrial Revenue Bonds") for construction of a new remanufacturing facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. The bond indenture and related agreements required the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants. In accordance with the Company's previously announced restructuring plan, on September 20, 2001, the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash that was held in escrow. Shortly thereafter, the Company sold the partially constructed remanufacturing facility in Lansing, Michigan. As a result, the letter of credit facility with the bank terminated.

         Although negotiations with the bank are continuing, the bank has not agreed to extend the forbearance agreement beyond January 31, 2002. On March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. As of March 5, 2002, the amount due and owing under the line of credit was $3.2 million. As of May 14, 2002, the bank has not exercised any rights or remedies and has not provided the Company with any further notifications regarding the line of credit, nor has the Company received a further extension of the forbearance agreement, a permanent waiver of the Company's loan covenant violations or revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


5. Repurchases of Common Stock

         In 2000, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's Common Stock. During the quarter ended March 31, 2001, the Company repurchased 15,000 shares of its Common Stock at an aggregate cost of approximately $24,000.

6. 2001 Operational Restructuring

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

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


         During the third quarter, the Company disposed of the leased remanufacturing facility in Michigan and the related assets, and completed the sale of its remanufacturing facility under construction in Lansing, Michigan. As a result of the sale, the Company incurred an additional $91,000 of restructuring expenses. These expenses primarily consisted of interest and legal fees due to the contractor in accordance with the construction agreement, and customary closing costs associated with the sale of the property. In addition, the Company repaid bondholders for Industrial Revenue Bond debt of approximately $2.4 million that was incurred to build the new facility.

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

         During the third quarter of 2001, the Company determined that it would be in its best interests to discontinue its Mexico operations due primarily to issues relating to the profitability of the Mexican subsidiaries and its lack of control over the subsidiaries' operations. In 2001, the Company requested that its Mexican partner produce financial information on the operations of the Mexican subsidiaries for the third and fourth quarters of 2001. The Mexican joint venture partner refused, and the Company was unable to obtain such financial information on its own. Certain actions taken by the Mexican joint venture partner blocked the Company's access to the Mexican subsidiaries' books and records. In response, the Company initiated certain legal proceedings in Mexico seeking to obtain the requested information from the Mexican joint venture partner. Upon completion of negotiations with its joint venture partner on February 18, 2002, the Company entered into an agreement with its Mexican joint venture partner to liquidate the Company's two Mexican subsidiaries pursuant to Mexican law. The liquidation agreement names an independent Mexican accountant who will liquidate the Mexican subsidiaries and, upon the completion of the liquidation, distribute to the Company and its Mexican partner any residual assets or funds of the Mexican subsidiaries. Residual assets, if any, will be distributed to the Company and the joint venture partner in accordance with their respective ownership interests in the Mexican subsidiaries.

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

                             OPEN PLAN SYSTEMS, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


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

         In regard to its 2001 restructuring activities, the Company anticipates that the sale of the remaining assets will be completed during 2002 and the Company's lease termination costs may extend into the year 2003. At March 31, 2002, approximately $254,000 remained accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs and professional fees.

7. Subsequent Events

       In April 2002, the Company decided to not renew its lease obligations for its sales offices located in Detroit, Michigan and Chicago, Illinois and to close such offices. The Company expects to write-off approximately $50,000 of showroom inventory associated with closing of these offices. Sales for the Detroit and Chicago offices were $77,000 and $13,000, respectively, for the quarter ended March 31, 2002. In addition, in May 2002, the Company terminated the employment of approximately 20 production and administrative personnel in order to more appropriately align the Company's expense structure with anticipated sales levels. The Company will continue to review all variable and fixed expenses and adjust them when appropriate to improve the Company's financial performance. As a result of the recurring losses, the lack of adequate bank credit and continued difficulty in achieving sales volumes necessary to return to profitability, the Company's Board of Directors on May 14, 2002 considered the options available to it, including whether the Company should file for protection under Chapter 11 of the United States Bankruptcy Code. Although the Board of Directors of the Company has not determined to seek bankruptcy protection at this time, the Board has authorized management to make necessary preparations for a possible Chapter 11 filing should the Board make such a determination.

                             OPEN PLAN SYSTEMS, INC.



            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

              THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH 2001

2001 Operational Restructuring

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

         During the third quarter, the Company disposed of the leased remanufacturing facility in Michigan and the related assets, and completed the sale of its remanufacturing facility under construction in Lansing, Michigan. As a result of the sale, the Company incurred an additional $91,000 of restructuring expenses. These expenses primarily consisted of interest and legal fees due to the contractor in accordance with the construction agreement, and customary closing costs associated with the sale of the property. In addition, the Company

                             OPEN PLAN SYSTEMS, INC.


repaid bondholders for Industrial Revenue Bond debt of approximately $2.4 million that was incurred to build the new facility.

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

                             OPEN PLAN SYSTEMS, INC.


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

         In regard to its 2001 restructuring activities, the Company anticipates that the sale of the remaining assets will be completed during 2002 and the Company's lease termination costs may extend into the year 2003. At March 31, 2002, approximately $254,000 remained accrued in other liabilities relating to the Company's restructuring and is expected to approximate the remaining costs to be incurred, which are principally lease termination costs and professional fees.

       In April 2002, the Company decided to not renew its lease obligations for its sales offices located in Detroit, Michigan and Chicago, Illinois and to close such offices. The Company expects to write-off approximately $50,000 of showroom inventory associated with closing of these offices. Sales for the Detroit and Chicago offices were $77,000 and $13,000, respectively, for the quarter ended March 31, 2002. In addition, in May 2002, the Company terminated the employment of approximately 20 production and administrative personnel in order to more appropriately align the Company's expense structure with anticipated sales levels. The Company will continue to review all variable and fixed expenses and adjust them when appropriate to improve the Company's financial performance. As a result of the recurring losses, the lack of adequate bank credit and continued difficulty in achieving sales volumes necessary to return to profitability, the Company's Board of Directors on May 14, 2002 considered the options available to it, including whether the Company should file for protection under Chapter 11 of the United States Bankruptcy Code. Although the Board of Directors of the Company has not determined to seek bankruptcy protection at this time, the Board has authorized management to make necessary preparations for a possible Chapter 11 filing should the Board make such a determination.

Results of Operations

         The Company's financial statements for the quarter ended March 31, 2002 do not include the results of operations of the Company's Mexican subsidiaries (see discussion above).

         Net Sales. Sales for the quarter ended March 31, 2002 were $2.7 million as compared to $10.0 million for the same period in 2001. This decrease in sales can be attributed to a decline in sales generated by the under-performing sales offices that were closed and sales personnel whose employment was terminated in 2001 as part of the Company's restructuring efforts; and a general softening of the economy, particularly following the terrorist attacks on September 11, 2001. The Company's booked orders decreased dramatically immediately following the September 11th terrorist attacks, and have not yet returned to pre-September 11th levels. In addition, sales by the joint venture in Mexico

                             OPEN PLAN SYSTEMS, INC.

have not been consolidated into the Company's Statement of Operations since June 30, 2001, as the Company determined to discontinue the operations of the Mexican subsidiaries due to the Company's concerns regarding the profitability of the subsidiaries and its lack of control over the subsidiaries' operations. The Company's sales strategy remains focused on a direct sales force in the Company's current existing markets, supplemented by dealer sales in other markets. The Company's current and expected short-term efforts remain primarily focused on the General Services Administration, New York City, Commonwealth of Pennsylvania and other government related customers.

         Gross Profit. Gross profit for the quarter ended March 31, 2002 was $459,000 or 17.3% as compared to $2.5 million or 25.2% for the same period in 2001. The decrease in gross profit is primarily due to the lower than anticipated sales levels during the first quarter of 2002. The gross margin decreased due to the Company's fixed cost structure associated with the remanufacturing facility in Richmond, Virginia, which was under-utilized in the first quarter of 2002 due to the decrease in sales. In addition, the Company has experienced increased pricing pressure in order to obtain sales to commercial businesses given the downturn in the economy and its impact on the contract furniture industry.

         Operating Expenses. Selling and marketing expenses for the three months ended March 31, 2002 decreased $1.7 million to $720,000 versus $2.4 million for the same period in 2001. This 70% decrease was due to the closing of under performing sales offices in June of 2001, the termination of under performing sales personnel in offices that remained open, and management's efforts to tightly control marketing and advertising spending beginning in May of 2001.

         General and administrative expenses decreased $385,000 to $525,000 for the three months ended March 31, 2002 versus $910,000 for the same period in 2001. This 42% decrease as compared to the first quarter of 2001 was due to management's efforts to tightly control spending, as well as decreases in accounting and computer consulting fees related to the Company's delay in filing its Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001.

         For the first three months of 2001, the Company recorded amortization of goodwill in the amount of $68,000. This goodwill was written off in June of 2001 in connection with the Company's 2001 restructuring plan discussed above.

         Other  Expense.  Net other  expense was  $52,000 for the quarter  ended
March 31, 2002 versus $114,00 for the same period in 2001. For 2001, other expense included the minority interest in the Mexican joint venture of $37,000. Interest expense decreased from $79,000 in 2001 to $52,000 in 2002, due to the decrease in debt balances outstanding, and the decrease in interest rates.

                             OPEN PLAN SYSTEMS, INC.


         Income Taxes. For the quarters ended March 31, 2002 and 2001, the Company did not record any tax benefit associated with the loss before income taxes due to the uncertainty of the realization of potential tax benefits of future deductions. The Company will re-evaluate the realizability of potential net deferred tax assets in future periods.

         Net Loss. The net loss for the quarter ended March 31, 2002 was $838,000 as compared to a net loss of $981,000 for the same period in 2001. The net loss for the quarter ended March 31, 2002 was due to lower than anticipated sales and decreased margins due to an under utilized remanufacturing facility. The net loss in 2001 was due to lower margins, cost associated with supporting under-performing sales offices, and significant accounting, legal and computer consulting fees associated with the delay in filing its Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001.

Liquidity and Capital Resources

         Violations of Loan Covenants. As of December 31, 2000 the Company maintained two bank credit facilities consisting of a letter of credit facility associated with the issuance of $2.5 million of Industrial Revenue Bonds to finance the construction of a new remanufacturing facility in Lansing, Michigan and a revolving line of credit. At December 31, 2000, the revolving line of credit provided for a maximum borrowing amount of $5.25 million at variable interest rates (5.05% at December 31, 2000). The letter of credit facility and revolving line of credit agreements required the Company to meet various restrictive covenants, including a defined tangible net worth, an interest coverage ratio and certain other covenants. At December 31, 2000 and thereafter, the Company was not in compliance with certain of the covenants contained in the letter of credit facility and the revolving line of credit agreements. The obligations are secured by substantially all of the assets of the Company. As a result of the covenant violations as well as the significant net losses in fiscal years 2001 and 2000, the Company's auditors, in its report filed as part of the Form 10-K, have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Forward Looking Statements" in Item 7 of the Form 10-K and Note 1 to the December 31, 2001 consolidated financial statements contained in the Form 10-K.

         In May 2001, the Company entered into a temporary forbearance agreement with the bank in which the bank agreed to waive its existing right to declare defaults relating to the Company's failure to comply with certain loan covenants through June 30, 2001. Under the forbearance agreement, the line of credit was reduced from $5.25 million to $4.65 million. Thereafter, on August 10, 2001, the Company and the bank entered into a new short-term forbearance agreement that expired on October 30, 2001, which was later amended to extend the expiration date to January 31, 2002. The new forbearance agreement provided that the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the two credit facilities, until after the January 31, 2002 expiration date. Under the August forbearance agreement, the line of credit was reduced from $4.65 million to $4.25 million. In addition, the interest rate on the line of credit was increased to LIBOR plus 6.0%. Finally, the Company was required to pay the bank a forbearance fee of $50,000. Pursuant to the forbearance agreement, the bank

                             OPEN PLAN SYSTEMS, INC.


reserved the right to declare a default and accelerate the loans under the revolving line of credit after January 31, 2002 if the parties had not entered into amendments to the existing loan arrangements or a subsequent forbearance agreement. As of March 31, 2002, approximately $3.2 million was outstanding under the line of credit. No additional borrowing was available based on the Company's borrowing base formula under the line of credit as of March 31, 2002. The forbearance agreement expired on January 31, 2002, and the Company is currently engaged in discussions regarding an extension of the forbearance agreement.

         In June 2000, the Company borrowed $2.5 million from the Michigan Strategic Fund following the issuance and sale by the Fund of certain Industrial Revenue Bonds for construction of a new remanufacturing facility in Lansing, Michigan. The proceeds were placed into an escrow account with the trustee for use in connection with the building of the facility. At the same time, the Company entered into a letter of credit facility with a bank to support the financing on the facility. The bond indenture and related agreements required the Company to meet certain restrictive covenants, including defined tangible net worth, an interest coverage ratio and certain other covenants. The Company was not in compliance at December 31, 2000 and thereafter with certain of the covenants. In accordance with the Company's previously announced restructuring plan, on September 20, 2001, the Company redeemed the Industrial Revenue Bonds and paid off the outstanding debt of $2.4 million using in part the remaining cash that was held in escrow. Shortly thereafter, the Company sold the partially constructed remanufacturing facility in Lansing, Michigan. As a result, the letter of credit facility with the bank terminated.

         Although negotiations with the bank are continuing, the bank has not agreed to extend the forbearance agreement beyond January 31, 2002. On March 5, 2002, the bank gave the Company written demand for the immediate payment of all amounts outstanding under the line of credit. As of March 5, 2002, the amount due and owing under the line of credit was $3.2 million. As of May 14, 2002, such amount due and outstanding was approximately $3.2 million, and the bank has not exercised any rights or remedies and has not provided the Company with any further notifications regarding the line of credit. Also, the Company has not received a further extension of the forbearance agreement, a permanent waiver of the Company's loan covenant violations or revised loan covenants relating to the revolving line of credit. Any agreement reached with the bank could result in new terms which are less favorable than current terms under existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If the Company is not successful in securing an extension of the forbearance agreement or permanent waivers and loan covenant amendments, it will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to the Company or available on terms substantially less favorable to the Company than its existing line of credit facility. If the Company is unable to either procure an extension of the forbearance agreement, permanent covenant violation waivers and covenant amendments with respect to the existing line of credit facility or acceptable alternative financing, such failures could have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given that the Company

                             OPEN PLAN SYSTEMS, INC.


will be able to obtain an extension of the forbearance agreement, permanent covenant violation waivers and revised loan covenants or refinance its existing obligations.

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

         Cash flow from operations for 2002 will be dependent, among other things, upon the effect of the current economic slowdown on the Company's sales, the impact of the restructuring plan and new management's ability to reduce expenses and improve the Company's operating performance and financial position.

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

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company has identified certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal 2002 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of,

                             OPEN PLAN SYSTEMS, INC.


the Company. These factors are set forth under the caption "Forward-Looking Statements" in Item 7 of the Form 10-K, a copy of which is on file with the Securities and Exchange Commission. The Company assumes no duty to update any of the forward-looking statements of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         In 2002, the Company has been exposed to changes in interest rates primarily from its revolving line of credit arrangement. The Company's interest expense continues to be affected by changes in short-term interest on the debt outstanding under the revolving line of credit. These borrowings bear interest at a variable rate (the "Borrowing Rate"). Assuming: (i) the Borrowing Rate varies by 100 basis points from its current level in any given month and (ii) the Company maintains an aggregate outstanding debt balance subject to this Borrowing Rate of $3.2 million during the month of variance, interest expense would vary by approximately $2,700 for that month. The Company does not use derivative instruments.

                             OPEN PLAN SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1.       Legal Proceedings

              See matters previously disclosed in Item 3 of the Form 10-K.

Item 2.       Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.       Defaults upon Senior Securities

              The Company is not in compliance with certain loan covenants under its bank line of credit facility. See Note 5 to the Consolidated Financial Statements, which is hereby incorporated herein by this reference.

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

Item 5.       Other Information

              In April 2002, the Company decided to not renew its lease obligations for its sales offices located in Detroit, Michigan and Chicago, Illinois and to close such offices. The Company expects to write-off approximately $50,000 of showroom inventory associated with closing of these offices. Sales for the Detroit and Chicago offices were $77,000 and $13,000, respectively, for the quarter ended March 31, 2002. In addition, in May 2002, the Company terminated the employment of approximately 20 production and administrative personnel in order to more appropriately align the Company's expense structure with anticipated sales levels. The Company will continue to review all variable and fixed expenses and adjust them when appropriate to improve the Company's financial performance. As a result of the recurring losses, the lack of adequate bank credit and continued difficulty in achieving sales volumes necessary to return to profitability, the Company's Board of Directors on May 14, 2002 considered the options available to it, including whether the Company should file for protection under Chapter 11 of the United States Bankruptcy Code. Although the Board of Directors of the Company has not determined to seek bankruptcy protection at this time, the Board has authorized management to make necessary preparations for a possible Chapter 11 filing should the Board make such a determination.

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

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     OPEN PLAN SYSTEMS, INC.
                                     (Registrant)


Date:      May 15, 2002              By:   /s/ Thomas M. Mishoe, Jr.
                                          --------------------------------------
                                           Thomas M. Mishoe, Jr.
                                           President and Chief Executive Officer


Date:      May 15, 2002              By:   /s/ Kathryn L. Tyler
                                          --------------------------------------
                                           Kathryn L. Tyler
                                           Chief Financial Officer

                             OPEN PLAN SYSTEMS, INC.


                                  EXHIBIT INDEX


No.               Description
---               -----------

11                Statement Re:     Computation of Per Share Earnings